Form 10-Q
period 2003-03-31
HANOVER COMPRESSION LP
filed 2003-05-20
CIK 1163675

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    Form 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
     ___________.


                        Commission File No. 333-75814-01


                     Hanover Compression Limited Partnership
             (Exact name of registrant as specified in its charter)


          Delaware                                              75-2344249
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                12001 North Houston Rosslyn, Houston, Texas 77086
                    (Address of principal executive offices)


                                 (281) 447-8787
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

                          Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                     HANOVER COMPRESSION LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)
                                   (unaudited)


                                                                March 31,      December 31,
                                                                   2003           2002
                                                                   ----           ----
                         ASSETS
Current assets:
      Cash and cash equivalents ..........................   $    20,748     $    19,011
      Accounts receivable, net ...........................       221,112         211,722
      Inventory, net .....................................       175,951         166,004
      Costs and estimated earnings in excess of
        billings on uncompleted contracts ................        60,027          57,346
      Prepaid taxes ......................................         9,559           7,664
      Assets held for sale ...............................        67,756          69,408
      Other current assets ...............................        47,764          50,611
                                                             -----------     -----------
            Total current assets .........................       602,917         581,766
Property, plant and equipment, net .......................     1,169,514       1,167,675
Goodwill, net ............................................       178,712         180,519
Intangible and other assets ..............................        70,134          67,618
Investments in non-consolidated affiliates ...............       155,502         150,689
                                                             -----------     -----------
            Total assets .................................   $ 2,176,779     $ 2,148,267
                                                             ===========     ===========

             LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
      Current maturities of long-term debt ...............   $    41,919     $    33,741
      Accounts payable, trade ............................        76,421          72,637
      Accrued liabilities ................................       134,878         126,129
      Due to general partner .............................        61,312          60,740
      Advance billings ...................................        34,192          36,156
      Liabilities held for sale ..........................        21,757          22,259

      Billings on uncompleted contracts in excess of
        costs and estimated earnings .....................        14,069          14,571
                                                             -----------     -----------
            Total current liabilities ....................       384,548         366,233
Long-term debt ...........................................       195,093         162,107
Due to general partner ...................................       171,124         167,096
Other liabilities ........................................       105,754         137,332
Deferred income taxes ....................................       129,523         126,080
                                                             -----------     -----------
            Total liabilities ............................       986,042         958,848
Commitments and contingencies (Note 7)
Minority interest ........................................           115             143
Partners' equity:
      Partners' capital ..................................     1,200,582       1,202,972
      Accumulated other comprehensive loss ...............        (9,960)        (13,696)
                                                             ------------    -----------
            Total partners' equity .......................     1,190,622       1,189,276
                                                             -----------     -----------
            Total liabilities and partners' equity .......   $ 2,176,779     $ 2,148,267
                                                             ===========     ===========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     HANOVER COMPRESSION LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                            (in thousands of dollars)
                                   (unaudited)


                                                               Three Months Ended March 31,
                                                                     2003        2002
                                                                     ----        ----
Revenues:
      Domestic rentals .........................................   $ 78,649    $ 86,134
      International rentals ....................................     51,440      42,737
      Parts, service and used equipment ........................     37,770      62,291
      Compressor and accessory fabrication .....................     21,380      26,058
      Production and processing equipment fabrication ..........     80,140      33,132
      Equity in income of non-consolidated affiliates ..........      2,880       4,932
      Other ....................................................      1,428         242
                                                                   --------    --------
                                                                    273,687     255,526
                                                                   --------    --------
Expenses:
      Domestic rentals .........................................     30,846      29,873
      International rentals ....................................     15,020      12,801
      Parts, service and used equipment ........................     24,463      53,160
      Compressor and accessory fabrication .....................     18,638      22,399
      Production and processing equipment fabrication ..........     69,562      28,537
      Selling, general and administrative ......................     39,272      32,720
      Foreign currency translation .............................        373      12,681
      Change in fair value of derivative financial instruments .     (1,960)     (2,010)
      Other ....................................................      1,367         211
      Depreciation and amortization ............................     34,345      24,062
      Leasing expense ..........................................     24,653      22,928
      Interest expense .........................................      8,299       5,982
                                                                   --------    --------
                                                                    264,878     243,344
                                                                   --------    --------
Income from continuing operations before income taxes ..........      8,809      12,182
Provision for income taxes .....................................      4,420       4,684
                                                                   --------    --------
Income from continuing operations ..............................      4,389       7,498
Income from discontinued operations, net of tax ................        475         204
Loss from write down of discontinued operations, net of tax ....     (1,444)        --
                                                                   --------    --------
Net income .....................................................   $  3,420    $  7,702
                                                                   ========    ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     HANOVER COMPRESSION LIMITED PARTNERSHIP
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            (in thousands of dollars)
                                   (unaudited)




                                                                   Three Months Ended March 31,
                                                                        2003         2002
                                                                        ----         ----

Net income ........................................................   $ 3,420      $ 7,702
Other comprehensive income, net of tax:
      Change in fair value of derivative financial instruments ....       426        1,959
      Foreign currency translation adjustment .....................     3,310            4
                                                                      -------      -------
Comprehensive income ..............................................   $ 7,156      $ 9,665
                                                                      =======      =======



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     HANOVER COMPRESSION LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)



                                                                                               Three Months
                                                                                               Ended March 31,
                                                                                              2003          2002
                                                                                              ----          ----

Cash flows from operating activities:
      Net income .........................................................................  $  3,420     $   7,702
      Adjustments:
         Depreciation and amortization ...................................................    34,345        24,062
         Amortization of debt issuance costs and debt discount ...........................       --            320
         Loss (income) from discontinued operations, net of tax ..........................       969          (204)
         Bad debt expense ................................................................     1,002           467
         Gain on sale of property, plant and equipment ...................................      (886)       (2,065)
         Equity in income of non-consolidated affiliates, net of dividends received ......    (2,880)       (2,194)
         Gain on derivative instruments ..................................................    (1,960)       (2,010)
         Provision for inventory impairment and reserves .................................     1,251            --
         Pay-in-kind interest to general partner .........................................     5,171         3,571
         Deferred income taxes ...........................................................     2,763         1,316
         Changes in assets and liabilities:
             Accounts receivable and notes ...............................................    (9,321)       22,316
             Inventory ...................................................................    (8,254)      (27,909)
             Costs and estimated earnings versus billings on uncompleted contracts .......    (2,685)       14,475
             Accounts payable and other liabilities ......................................   (18,673)      (77,712)
             Advance billings ............................................................    (2,336)          818
                                                                                                 206          (386)
                                                                                            --------     ---------

                   Net cash provided by (used in) continuing operations ..................     2,132       (37,433)
                   Net cash provided by discontinued operations ..........................     1,182         1,566
                                                                                            --------     ---------

                   Net cash provided by (used in) operating activities ...................     3,314       (35,867)
                                                                                            --------     ---------
Cash flows from investing activities:
      Capital expenditures ...............................................................   (36,383)      (66,401)
      Payments for deferred lease transaction costs ......................................    (1,097)         (326)
      Proceeds from sale of property, plant and equipment ................................     4,442        27,445
      Cash used to acquire investments in and advances to unconsolidated affiliates ......    (1,531)       (6,474)
                                                                                            --------     ---------
                        Net cash used in continuing operations ...........................   (34,569)      (45,756)
                        Net cash used in discontinued operations .........................      (281)       (1,492)
                                                                                            --------     ---------
                        Net cash used in investing activities ............................   (34,850)      (47,248)
                                                                                            --------     ---------
Cash flows from financing activities:
      Net borrowings on revolving credit facility ........................................    33,000        71,000
      Payments for debt issue costs ......................................................      (687)         (125)
      Net borrowings (repayments) of other debt ..........................................     7,196          (633)
      Partner's distribution .............................................................    (5,948)       (5,578)
                                                                                            --------     ---------
                        Net cash provided by continuing operations .......................    33,561        64,664
                        Net cash used in discontinued operations .........................      (378)           (2)
                                                                                            --------     ---------
                        Net cash provided by financing activities ........................    33,183        64,662
                                                                                            --------     ---------
Effect of exchange rate changes on cash and equivalents ..................................        90        (1,583)
                                                                                            --------     ---------
Net increase (decrease) in cash and cash equivalents .....................................     1,737       (20,036)
Cash and cash equivalents at beginning of period .........................................    19,011        23,191
                                                                                            --------     ---------
Cash and cash equivalents at end of period ...............................................  $ 20,748     $   3,155
                                                                                            ========     =========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     HANOVER COMPRESSION LIMITED PARTNERSHIP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Hanover Compression Limited Partnership ("HCLP", the "Company", "we", "us" or "our") included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. HCLP is a Delaware limited partnership and an indirect wholly-owned subsidiary of Hanover Compressor Company ("Hanover"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America is not required in these interim financial statements and has been condensed or omitted. It is the opinion of our management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of HCLP for the periods indicated. The financial statement information included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Special Financial Report on Form 10-K for the year ended December 31, 2002. These interim results are not necessarily indicative of results for a full year.

Stock-Based Compensation

Certain of our employees participate in stock option plans that provide for the granting of options to purchase Hanover common shares. In accordance with Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") HCLP measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The following pro forma net income data illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested stock options in each period (in thousands).



                                                                          Three months ended March 31,
                                                                               2003         2002
                                                                               ----         ----


Net income as reported ..................................................... $ 3,420     $ 7,702
      Add back: Restricted stock grant expense, net of tax .................     170          --
      Deduct: Stock-based employee compensation expense determined
         under the fair value method, net of tax ...........................    (398)       (354)
                                                                             -------     -------
Pro forma net income ....................................................... $ 3,192     $ 7,348
                                                                             =======     =======


Reclassifications

Certain amounts in the prior year's financial statements have been reclassified to conform to the 2003 financial statement classification. These reclassifications have no impact on net income. See Note 11 for a discussion of discontinued operations.

2. BUSINESS ACQUISITIONS AND COMBINATIONS

2002 Acquisitions

In July 2002, we increased our ownership of Belleli Energy S.r.l. ("Belleli"), an Italian-based engineering, procurement and construction company that primarily engineers and manufactures desalination plants for use in Europe and the Middle East, to 40.3% from 20.3% by converting a $4.0 million loan, together with the accrued interest thereon, to Belleli into additional equity ownership. In November 2002, we increased our ownership to 51% by exchanging a $9.4 million loan, together with the accrued interest thereon, to the other principal owner of Belleli for additional equity ownership and began consolidating the results of Belleli's operations.

We are in the process of completing our valuation of Belleli's intangible assets. In connection with our increase in ownership in November 2002, each party has certain buy/sell rights with respect to the interests in Belleli and the right to market the entire company to a third party. During 2002, we also purchased certain operating assets of Belleli for approximately $22.4 million from a bankruptcy estate and leased these assets to Belleli for approximately $1.2 million per year, for seven years, for use in its operations.

In July 2002, we acquired a 92.5% interest in Wellhead Power Gates, LLC ("Gates") for approximately $14.4 million and had loaned approximately $6 million to Gates prior to our acquisition. Gates is a developer and owner of a forty-six megawatt cycle peaking power facility in Fresno County, California. This investment is accounted for as a consolidated subsidiary and has been classified as an asset held for sale and its operating results are reported in income (loss) from discontinued operations.

In July 2002, we acquired a 49.0% interest in Wellhead Power Panoche, LLC ("Panoche") for approximately $6.8 million and had loaned approximately $5 million to Panoche prior to the acquisition of our interest. Panoche is a developer and owner of a forty-nine megawatt cycle peaking power facility in Fresno County, California, which is under contract with California Department of Water Resources. This investment has been classified as an asset held for sale and the equity income (loss) from this non-consolidated subsidiary is reported in income (loss) from discontinued operations.


In July 2002, we acquired certain assets of Voyager Compression Services, LLC for a natural gas compression services company located in Gaylord, Michigan, for approximately $2.5 million in cash.

3. INVENTORIES

 Inventory consisted of the following amounts (in thousands):


                                                                  March 31, 2003    December 31, 2002
                                                                  --------------    -----------------
Parts and supplies ..............................................    $117,724           $114,833
Work in progress ................................................      46,606             37,790
Finished goods ..................................................      11,621             13,381
                                                                     --------           --------
                                                                     $175,951           $166,004
                                                                     ========           ========

As of March 31, 2003 and December 31, 2002 we had inventory reserves of approximately $16.6 million and $14.2 million, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):




                                                                   March 31, 2003   December 31, 2002
                                                                   --------------   -----------------
Compression equipment, facilities and other rental assets .......... $1,287,790         $1,261,241
Land and buildings .................................................     87,140             86,732
Transportation and shop equipment ..................................     76,218             75,443
Other ..............................................................     34,122             31,888
                                                                     ----------         ----------
                                                                      1,485,270          1,455,304
Accumulated depreciation ...........................................   (315,756)          (287,629)
                                                                     ----------         ----------
                                                                     $1,169,514         $1,167,675
                                                                     ==========         ==========

5. BORROWINGS

Debt

Debt consisted of the following (in thousands):

                                                                                       March 31,2003     December 31, 2002
                                                                                       -------------     -----------------


Bank credit facility .................................................................... $189,500          $156,500
Real estate mortgage, interest at 3.3%, collateralized by certain land and
   buildings, payable through September 2004 ............................................    3,167             3,250
Belleli--factored receivables ...........................................................   22,644            15,970
Belleli--revolving credit facility ......................................................   13,955            11,964
Other, interest at various rates, collateralized by equipment and other assets, net
   of unamortized discount ..............................................................    7,746             8,164
                                                                                          --------          -- -----
                                                                                           237,012           195,848
Less--current maturities ................................................................  (41,919)          (33,741)
                                                                                          --------          --------
Long-term debt .......................................................................... $195,093          $162,107
                                                                                          ========          ========

Our bank credit facility as amended and restated to date provides for a $350 million revolving credit facility that matures on November 30, 2004. Advances bear interest at (a) the greater of the administrative agent's prime rate, the federal funds effective rate, or the base CD rate, or (b) a eurodollar rate, plus, in each case, a specified margin (3.8% and 3.2% weighted average interest rate at March 31, 2003 and December 31, 2002, respectively). A commitment fee based upon a percentage of the average available commitment is payable quarterly to the lenders participating in the facility. The fee ranges from 0.25% to 0.50% per annum and fluctuates with our consolidated leverage ratio. In addition to the drawn balance on the bank credit facility, as of March 31, 2003, we had $62.1 million in letters of credit outstanding under our bank credit facility. The credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets. Giving effect to the covenant limitations in our bank credit agreement, as amended to date, the availability under the bank credit facility at March 31, 2003 was approximately $98.4 million. The credit facility also limits the payment of cash dividends on Hanover's common stock to 25% of its net income for the period from December 2001 through November 30, 2004. In addition, as of March 31, 2003 we had $4.1 million in letters of credit outstanding under other letters of credit facilities.

In February 2003, we executed an amendment to our bank credit facility and the compression equipment leases that we entered into in 1999 and 2000. The amendment, which was effective December 31, 2002, modifies certain financial covenants to allow us greater flexibility in accessing the capacity under the bank credit facility to support our short-term liquidity needs. In addition, at the higher end of Hanover's permitted consolidated leverage ratio, the amendment would increase the commitment fee under the bank credit facility by 0.125% and increase the interest rate margins used to calculate the applicable interest rates under all of the agreements by up to 0.75%. Any increase in our interest cost as a result of the amendment will depend on our consolidated leverage ratio at the end of each quarter, the amount of indebtedness outstanding and the interest rate quoted for the benchmark selected by us. As part of the amendment, we granted the lenders under these agreements a security interest in the inventory, equipment and certain other property of HCLP and its domestic subsidiaries, and pledged 66% of the equity interest in certain of HCLP's foreign subsidiaries. In consideration for obtaining the amendment, we paid approximately $1.8 million to the lenders under these agreements. We also agreed to a restriction on our capital expenditures during 2003, which under the agreement cannot exceed $200 million.


Due to General Partner

In connection with the POI Acquisition on August 31, 2001, Hanover issued a $150 million subordinated acquisition note to Schlumberger, which matures December 31, 2005. Interest on the note accrues and is payable-in-kind at the rate of 8.5% annually for the first six months after issuance and periodically increases in increments of 1% to 2% per annum to a maximum interest rate 42 months after issuance of 15.5%. In the event of an event of default under the note, interest will accrue at a rate of 2% above the then applicable rate. The note is subordinated to all of Hanover and HCLP's indebtedness other than indebtedness issued in connection with acquisitions. HCLP entered into a $150 million intercompany obligation payable to its general partner which has the same general terms as the note between Hanover and

Schlumberger. As of March 31, 2003, the amount due under this obligation was $171.1 million. On May 14, 2003, Hanover entered into an agreement to restructure the note. (See Note 12.)

In November 2002, we increased our ownership in Belleli to 51%. (See Note 2). Belleli has financed its growth through the factoring of its receivables. Such factoring is typically short term in nature and at March 31, 2003 bore interest at a weighted average rate of 3.95%. In addition, Belleli's revolving credit facilities, which bore interest at a weighted average rate of 4.0% and 3.0% at March 31, 2003 and December 31, 2002, respectively. These revolving credit facilities expire in September and December of 2003 and are secured by letters of credit issued and outstanding under HCLP's bank credit facility of $7.7 million as of March 31, 2003.

6. ACCOUNTING FOR DERIVATIVES

We adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137 and SFAS 138, effective January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, we entered into two interest rate swaps which were outstanding at March 31, 2003 with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. These swaps were to expire in July 2001, however, they were extended for an additional two years at the option of the counterparty and now expire in July 2003. The difference paid or received on the swap transactions is recorded as an accrued lease liability and is recognized in leasing expense. During the quarters ended March 31, 2003 and 2002, we recognized an unrealized gain of approximately $2.0 million in each quarter related to the change in the fair value of these interest rate swaps in our statement of operations because management decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty. At March 31, 2003, we recorded approximately $2.7 million in accrued current liabilities with respect to the fair value adjustment related to these interest rate swaps. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and the fluctuations will be recorded in our statement of operations.


During the second quarter of 2001, we entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:


     Lease         Maturity Date    Strike Rate     Notional Amount
     -----         -------------    -----------     ---------------
  March 2000      March 11, 2005      5.2550%        $100,000,000
  August 2000     March 11, 2005      5.2725%        $100,000,000
  October 2000    October 26, 2005    5.3975%        $100,000,000

These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the quarters ended
March 31, 2003 and 2002, we recorded income of approximately $0.7 million and $3.0 million, respectively, related to these three swaps, ($0.4 million and $2.0 million, net of tax) in other comprehensive income. As of March 31, 2003, a total of approximately $12.1 million was recorded in current liabilities and approximately $10.2 million in long-term liabilities with respect to the fair value adjustment related to these three swaps.


The counterparties to the interest rate swap agreements are major international financial institutions. We continually monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

7. COMMITMENTS AND CONTINGENCIES

HCLP has issued the following guarantees which are not recorded on our Condensed Consolidated Balance Sheet:

                                                               Maximum Potential
                                                                 Undiscounted
                                                                Payments as of
                                                        Term    March 31, 2003
                                                        ----    --------------
                                                                (in thousands)

Leased compression equipment residual value ......... 2004-2011     $  881,299
Performance guarantees through letters of credit(1).. 2003-2007         34,929
Standby letters of credit ........................... 2003-2004         31,298
Bid bonds and performance bonds (1) ................. 2003-2007         69,999
                                                                    ----------
                                                                    $1,017,525
                                                                    ==========

(1) We have issued guarantees to third parties to ensure performance of our obligations some of which may be fulfilled by third parties.

Hanover has guaranteed the amount of debt listed below, which is a percentage of the debt of these non-consolidated affiliates equal to our ownership percentage in such affiliate.

                                                               Maximum Potential
                                                                 Undiscounted
                                                                Payments as of
                                                      Term      March 31, 2003
                                                      ----      --------------
                                                                (in thousands)
Indebtedness of non-consolidated affiliates:
      Simco/Harwat Consortium ......................  2003            $ 12,461
      El Furrial ...................................  2013              42,523
                                                                      --------
                                                                      $ 54,984
                                                                      ========

As part of the POI acquisition, as of December 31, 2002 Hanover was required to pay up to $58 million to Schlumberger from the proceeds of the financing of PIGAP II, a South American joint venture, a 30% interest of which was acquired by HCLP in the acquisition of POI. Because the joint venture failed to execute the financing on or before December 31, 2002, Hanover had the right to put its interest in the joint venture back to Schlumberger in exchange for a return of the purchase price allocated to the joint venture, plus the net amount of any capital contributions by HCLP to the joint venture. HCLP entered into an intercompany obligation payable to its general partner which has the general same terms as Hanover's $58 million obligation to Schlumberger. In January 2003, Hanover gave notice that it intended to exercise its right to put its interest in the joint venture back to Schlumberger. If notice had not been given, the put right would have expired as of February 1, 2003. The consummation of the transfer of Hanover's interest in the joint venture back to Schlumberger is subject to certain consents. At December 31, 2002, Hanover expected the $58 million obligation together with accrued interest to be paid in 2003. The purchase price is also subject to a contingent payment by Hanover to Schlumberger based on the realization of certain tax benefits by Hanover over the next 15 years. On May 14, 2003, Hanover entered into an agreement to modify the repayment terms of the $58 million obligation. In connection with the restructuring of the terms, HCLP's obligation to its general partner will terminate and a wholly owned subsidiary of HCLP will be obligated to repay the obligation. (See Note 12).

Litigation and Securities and Exchange Commission Investigation
---------------------------------------------------------------

Commencing in February 2002, approximately 15 putative securities class action lawsuits were filed against Hanover and certain of its current and former officers and directors in the United States District Court for the Southern District of Texas. These class actions were consolidated into one case, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust, On Behalf of Itself and All Others Similarly Situated, Civil Action No. H-02-0410, naming as defendants Hanover, Mr. Michael J. McGhan, Mr. William S. Goldberg and Mr. Michael A. O'Connor. The complaints asserted various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified amounts of compensatory damages, interest and costs, including legal fees. The court entered an order appointing Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust and others as lead plaintiffs on January 7, 2003 and appointed Milberg, Weiss, Bershad, Hynes & Lerach LLP as lead counsel.

On January 24, 2003, Plumbers & Steamfitters, Local 137 Pension Fund and John Petti filed a putative securities class action against PricewaterhouseCoopers LLP, which is Hanover's and HCLP's auditor. The alleged class was all persons who purchased the equity or debt securities of Hanover from March 8, 2000 through and including October 23, 2002. On February 13, 2003, the court consolidated this action with Civil Action No. H-02-0410 described above.

Commencing in February 2002, four derivative lawsuits were filed in the United States District Court for the Southern District of Texas, two derivative lawsuits were filed in state district court for Harris County, Texas (one of which was nonsuited and the second of which was removed to Federal District Court for the Southern District of Texas) and one derivative lawsuit was filed in the Court of Chancery for the State of Delaware in and for New Castle County. These derivative lawsuits, which were filed by certain of Hanover's shareholders purportedly on behalf of Hanover, alleged, among other things, that Hanover's directors breached their fiduciary duties to shareholders and sought unspecified amounts of damages, interest and costs, including legal fees. The derivative actions in the United States District Court for the Southern District of Texas were consolidated on August 19 and August 26, 2002. With that consolidation, the currently pending derivative lawsuits are:

                                                                                                                          Date
     Plaintiff                         Defendants                     Civil Action No.           Court                Instituted
     ---------                         ----------                     ----------------           -----                ----------
Harbor Finance Partners,      Michael J. McGhan, William S.               H-02-0761         United States District      03/01/02
Derivatively on behalf of     Goldberg, Ted Collins, Jr., Robert                            Court for the Southern
Hanover Compressor Company    R. Furgason, Melvyn N. Klein,                                 District of Texas
                              Michael A. O'Connor, and Alvin V.
                              Shoemaker, Defendants and Hanover
                              Compressor Company, Nominal Defendant

Coffelt Family,               Michael A. O'Connor, Michael J.             19410-NC          Court of Chancery for the   02/15/02
LLC, derivatively on          McGhan, William S. Goldberg, Ted                              State of Delaware State
behalf of Hanover             Collins, Jr., Melvyn N. Klein, Alvin                          Court in New Castle County
Compressor Company            V. Shoemaker, and Robert R.
                              Furgason, Defendants and Hanover
                              Compressor Company, Nominal Defendant

Motions are currently pending for appointment of lead counsel in the consolidated derivative actions in the Southern District of Texas.

On and after March 26, 2003, three plaintiffs filed separate putative class actions collectively against Hanover, Michael McGhan, Michael O'Connor, William Goldberg and Chad Deaton (and other purportedly unknown defendants) in the United States District Court for the Southern District of Texas. The alleged class is comprised of persons who participated in or were beneficiaries of The Hanover Companies Retirement and Savings Plan, which was established by Hanover pursuant to Section 401(k) of the United States Internal Revenue Code of 1986, as amended. The purported class action seeks relief under the Employee Retirement Income Security Act (ERISA) based upon Hanover's and the individual defendants' alleged mishandling of Hanover's 401(k) Plan. The three ERISA putative class actions are entitled: Kirkley v. Hanover, Case No. H-03-1155; Angleopoulos v. Hanover, Case No. H-03-1064; and Freeman v. Hanover, Case No. H-03-1095.

On May 12, 2003, Hanover reached agreement, subject to court approval, to settle the securities class actions, the ERISA class actions and the shareholder derivative actions described above. The terms of the proposed settlement provide for Hanover to: (i) make a cash payment of approximately $30 million (of which $26.7 million is to be funded by payments from Hanover's directors and officers insurance carriers), (ii) issue 2.5 million shares of common stock, and (iii) issue a contingent note with a principal amount of $6.7 million. The note is payable, together with accrued interest, on March 31, 2007 but can be extinguished (with no monies owing under it) if Hanover's common stock trades at or above the average price of $12.25 for 15 consecutive days at any time between March 31, 2004 and March 31, 2007. As part of the settlement, Hanover has also agreed to implement corporate governance enhancements, including allowing large shareholders to participate in the process to appoint two independent directors to Hanover's Board. Hanover and HCLP's auditor, PricewaterhouseCoopers, is not a party to the settlement and will continue to be a defendant in the consolidated securities class action.

GKH Investments, L.P., and GKH Private Limited (collectively "GKH") which together own approximately ten percent of Hanover's outstanding common stock and which sold shares in Hanover's March 2001 secondary offering of common stock are parties to the proposed settlement and have agreed to settle claims against them that arise out of that offering as well as other potential securities, ERISA, and derivative claims. The terms of the proposed settlement provide for GKH to transfer 2.5 million shares of common stock from their holdings or from other sources.

On May 13, 2003, Hanover moved to consolidate all of the ERISA actions and the consolidated shareholder derivative action into the consolidated securities class action. In addition, Hanover, and the other defendants in the actions, together with the plaintiffs that entered into the settlement filed a motion in the consolidated securities action pursuant to which the parties have agreed to seek preliminary approval of the court for the settlement by September 29, 2003. The settlement is subject to court approval and could be the subject of an objection by shareholders as well as from plaintiff's counsel to Harbor Finance in the shareholder derivative matter and plaintiffs' counsel in the Angleopoulos (H-03-1064) and the Freeman (H-03-1095) ERISA matters who were not signatories to the agreement reached among the remaining parties.

On November 14, 2002, the Securities and Exchange Commission issued a Formal Order of Private Investigation relating to the matters involved in the restatements of Hanover's financial statements. Hanover is cooperating fully with the Fort Worth District Office staff of the Securities and Exchange Commission. It is too soon to determine whether the outcome of this investigation will have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

As of March 31, 2003, HCLP had incurred approximately $9.7 million in legal related expenses in connection with the internal investigations, Hanover's putative class action securities lawsuits, the derivative lawsuit and the Securities and Exchange Commission investigation. Of this amount, we incurred approximately $1.2 million on behalf of officers and directors in connection with the above-named proceedings. Hanover intends to pay the litigation costs of its officers and directors, subject to the limitations imposed by Delaware and other applicable law and Hanover's certificate of incorporation and bylaws. In addition, to the cash portion of the settlement not covered by insurance, Hanover expects to incur approximately $6.9 million in additional legal fees and administrative expenses in connection with the settlement of the securities-related litigation. We may have to fund the net cash portion of the settlement through an advance or distribution of capital to Hanover. However, costs incurred after March 31, 2003, in connection with the securities-related litigation and settlement thereof will be at Hanover's expense.

In the ordinary course of business we are involved in various other pending or threatened legal actions, including environmental matters. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

8. RELATED PARTY TRANSACTIONS

In connection with the restatements announced by Hanover in 2002, certain of Hanover's present and former officers and directors have been named as defendants in putative stockholder class actions, stockholder derivative actions and have been involved with the investigation being conducted by the Staff of the Securities and Exchange Commission. Pursuant to the indemnification provisions of Hanover's articles of incorporation and bylaws, we paid legal fees on behalf of certain employees, officers and directors involved in these proceedings. In this connection, expenses incurred on behalf of indemnified officers and directors during 2002 and the first quarter of 2003 totaled $1.1 million and $0.1 million, respectively, in the aggregate. Of this amount, during 2002, $0.4 million was incurred on behalf of former Hanover director and officer William S. Goldberg; and $0.3 million was incurred on behalf of former Hanover director and officer Michael J. McGhan; $0.1 million was incurred on behalf of former Hanover officer Charles D. Erwin; and $0.1 million was incurred on behalf of former Hanover officer Joe S. Bradford; $0.1 million was incurred on behalf of directors Ted Collins, Jr., Robert R. Furgason, Rene Huck, Melvyn N. Klein, Michael A. O'Connor, and Alvin V. Shoemaker, who were elected prior to 2002; and $0.1 million was incurred on behalf of Hanover's directors I. Jon Brumley, Victor E. Grijalva, and Gordon T. Hall who were elected during 2002.

9. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). SFAS 143 establishes the accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. This statement is effective for HCLP on January 1, 2003. The adoption of this new standard did not have a material impact on our consolidated results of operations, cash flows or financial position.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The Statement updates, clarifies and simplifies existing accounting pronouncements. Provisions of SFAS 145 related to the rescission of Statement 4 are effective for us on January 1, 2003. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. We have adopted the provisions of the new standard which had no material effect on our consolidated results of operations, cash flows or financial position.


In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue ("EITF") No. 94-3. We adopted the provision of SFAS 146 for restructuring activities initiated after December 31, 2002, which had no material effect on our financial statements. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.


In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. We are currently evaluating the impact of adoption of EITF 00-21 on our financial position and results of operations.


In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees" ("FIN 45"), Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of the provisions of this interpretation did not have a material effect on our consolidated results of operations, cash flow or financial position.


In December 2002, the FASB issued Statement of SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 were effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions which are included within these financials.


In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51"("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 will require us to include in our consolidated financial statements the special purpose entities that lease compression equipment to us beginning in July 2003. If these special purpose entities had been consolidated in HCLP's financial statements as of March 31, 2003, HCLP would add approximately $1,031 million in compressor equipment and approximately $1,140 million in debt to our balance sheet and reverse $109 million of deferred gains that were recorded on our balance sheet as a result of the sale and leaseback transactions. In addition, HCLP would record depreciation expense on the compression equipment for prior periods (net of tax) as part of the cumulative effect of the adoption of FIN 46 and would record depreciation expense in future periods. In addition, we will record the payments made under our compression equipment leases as interest expense. We are currently evaluating the impact of recording depreciation for prior periods. After the adoption of FIN 46, we estimate that we will record approximately $20 million per year in additional depreciation expense on our leased compression equipment.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement will be applied prospectively. We are currently evaluating the impact of adoption of SFAS 149 on our financial position and results of operations.

In May 2003, the FASB has issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This Statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the interim period beginning after June 15, 2003. We are currently evaluating the impact of adoption of SFAS 150 on our financial position and results of operations.

10. REPORTABLE SEGMENTS

We manage our business segments primarily on the type of product or service provided. We have five principal industry segments: Domestic Rentals, International Rentals, Parts, Service and Used Equipment, Compressor Fabrication, and Production and Processing Equipment Fabrication. The Rentals segments primarily provide natural gas compression and production and processing equipment rental and maintenance services to meet specific customer requirements on HCLP owned assets. The Parts, Service and Used Equipment segment provides a full range of services to support the surface production needs of customers from installation and normal maintenance and services, to full operation of a customer's owned assets and surface equipment. In addition, sales of used equipment are included in our Parts, Service and Used Equipment segment. The Compressor Fabrication Segment involves the design, fabrication and sale of natural gas compression units and accessories to meet unique customer specifications. The Production and Processing Equipment Fabrication Segment designs, fabricates and sells equipment utilized in the production and treating of crude oil and natural gas and engineering, procurement and construction of desalination plants.


We evaluate the performance of our segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, foreign currency translation, distributions on mandatorily redeemable convertible preferred securities, change in value of derivative instruments, goodwill impairment, other expenses and income taxes. Amounts defined as "Other" include equity in income of nonconsolidated affiliates, results of other insignificant operations and corporate related items primarily related to cash management activities. Revenues include sales to external customers and intersegment sales. Intersegment sales are accounted for at cost, except for compressor fabrication sales which are accounted for on an arms length basis. Intersegment sales and any resulting profits are eliminated in consolidation. Identifiable assets are tangible and intangible assets that are identified with the operations of a particular segment or geographic region, or which are allocated when used jointly.

The following tables present sales and other financial information by industry segment for the three months ended March 31, 2003 and 2002.


Industry Segments

                                                                Parts,
                                                               service                 Production
                                     Domestic  International  and used   Compressor    equipment
                                      rentals    rentals      equipment fabrication   fabrication  Other   Elimination  Consolidated
                                      -------    -------      --------- -----------   -----------  -----   -----------  ------------
                                                                          (in thousands of dollars)

2003:
  Revenues from external customers .. $78,649   $ 51,440     $ 37,770    $ 21,380      $ 80,140  $ 4,308     $   --      $ 273,687
  Intersegment sales ................      --      3,314       27,108       1,930         2,017      --       (34,369)        --
                                      -------   --------     --------    --------      --------  -------     --------    ---------
      Total revenues ................  78,649     54,754       64,878      23,310        82,157    4,308      (34,369)     273,687
  Gross profit ......................  47,803     36,420       13,307       2,742        10,578    4,308         --        115,158
  Identifiable assets ............... 761,465    802,395       86,773      90,367       259,529  176,250         --      2,176,779
2002:
  Revenues from external customers .. $86,134   $ 42,737     $ 62,291    $ 26,058      $ 33,132  $ 5,174     $-  --      $ 255,526
  Intersegment sales ................     --         341        8,014      31,284         2,956    1,578      (44,173)        --
                                      -------   --------     --------    --------      --------  -------     --------    ---------
      Total revenues ................  86,134     43,078       70,305      57,342        36,088    6,752      (44,173)     255,526
  Gross profit ......................  56,261     29,936        9,131       3,659         4,595    5,174         --        108,756
  Identifiable assets ............... 787,170    751,976      159,337     122,193       200,404  215,762         --      2,236,842


11. DISCONTINUED OPERATIONS

During 2002, Hanover's Board of Directors approved management's plan to dispose of our non-oilfield power generation projects, which were part of our domestic rental business, and certain used equipment businesses, which were part of our parts and service business. These disposals meet the criteria established for recognition as discontinued operations under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144 specifically requires that such amounts must represent a component of a business comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. These businesses have been reflected as discontinued operations in our Condensed Consolidated Statement of Operations for the quarters ended March 31, 2003 and 2002. These assets are expected to be sold during 2003 and the assets and liabilities are reflected as Assets held for sale on our Condensed Consolidated Balance Sheet.

Summary of operating results of the discontinued operations (in thousands):

                                                       Three Months Ended
                                                           March 31,
                                                           ---------
                                                         2003        2002
                                                         ----        ----
Revenues and other:
   Domestic rentals ................................... $1,671     $  --
   Parts, service and used equipment ..................  3,629      5,296
   Equity in income of non-consolidated affiliates ....    414        --
   Other ..............................................    (87)        84
                                                        ------     ------
                                                         5,627      5,380
                                                        ------     ------

Expenses:
   Domestic rentals ...................................    299        --
   Parts, service and used equipment ..................  2,504      3,034
   Selling, general and administrative ................  1,684      1,951
   Depreciation and amortization ......................     --         81
   Interest expense ...................................    304        --
   Other ..............................................     46        --
                                                        ------     ------
                                                         4,837      5,066
                                                        ------     ------

Income from discontinued operations before
  income taxes ........................................    790        314
Provision for income taxes ............................    315        110
                                                        ------     ------
Income from discontinued operations ................... $  475     $  204
                                                        ======     ======

Summary balance sheet data for discontinued operations as of March 31, 2003 (in thousands):

                                                 Non-Oilfield
                                       Used         Power
                                     Equipment    Generation      Total
                                     ---------    ----------      -----

Current assets ...................... $19,924       $14,337       $34,261
Property plant and equipment ........     858        26,299        27,157
Non-current assets ..................      --         6,338         6,338
                                      -------      --------       -------
       Assets held for sale .........  20,782        46,974        67,756
                                      -------      --------       -------
Current liabilities .................      --         3,133         3,133
Non-current liabilities .............      --        18,624        18,624
                                      -------      --------       -------
       Liabilities held for sale ....      --        21,757        21,757
                                      -------      --------       -------
          Net assets held for sale... $20,782       $25,217       $45,999
                                      =======      ========       =======

Loss from the write down of discontinued operations was $1.4 million during the three months ended March 31, 2003 and related to an additional write down of our discontinued operations to their estimated market value.

12. SUBSEQUENT EVENTS

Panoche and Gates Transaction

On May 8, 2003, Hanover announced that it had agreed to sell HCLP's 49% membership interest in Panoche and HCLP's 92.5% membership interest in Gates to Hal Dittmer and Fresno Power Investors Limited Partnership (the "Purchasers"), who currently own the remaining interests in Panoche and Gates. Panoche and Gates own gas fired peaking power plants of 49 megawatts and 46 megawatts, respectively. Total consideration for the transaction is approximately $28 million consisting of approximately $3.1 million for the membership interests in Panoche and Gates, $6.9 million for loans from HCLP to Panoche and Gates, and the release of HCLP's obligations under a capital lease from GE Capital to Gates that is included on HCLP's accompanying Condensed Consolidated Balance Sheet as a liability held for sale and has a current outstanding balance of approximately $18 million. Upon closing, HCLP will receive approximately $7.2 million in cash and $2.8 million in notes that mature in May 2004. The notes will be secured by the assets and stock of Santa Maria Cogen, Inc., the operator of a 9 megawatt power plant in Santa Maria, California. In addition, HCLP will be released from a $12 million letter of credit issued to GE Capital as additional credit support for the Gates capital lease. The Panoche and Gates transactions are expected to close separately on different dates but HCLP expects that both transactions will close by mid 2003. Each of the Panoche and Gates transactions are subject to customary closing conditions.

PIGAP II Put and Subordinated Note Restructuring

On May 14, 2003, Hanover entered into an agreement with Schlumberger to terminate the PIGAP II Put in return for Schlumberger agreeing to the restructuring of the $150 million subordinated note (the "Note") that Schlumberger received from Hanover in August 2001 as part of the purchase price for the acquisition of POI. Hanover had previously given notice of its intent to exercise the PIGAP II Put in January 2003. The finalization of this agreement is subject to consent by Hanover's and HCLP's lender group.

A comparison of the primary financial terms of the original $150 million subordinated note and the restructured Note are shown in the table below.

    Primary Financial Term                        Restructured Note                     Original Note
    ----------------------                        -----------------                     -------------

Principal Outstanding at March 31, 2003:      $171 million                             $171 million

Maturity:                                     March 31, 2007                           December 31, 2005

Interest Rate:                                Zero coupon accreting at 11.0% fixed     13.5% currently, 14.5%
                                                                                       beginning March 1, 2004,
                                                                                       15.5% beginning March 1, 2005

Schlumberger  First  Call  Rights on          None                                     Schlumberger had first call
Hanover Equity Issuance:                                                               on any Hanover equity
                                                                                       offering proceeds

Call Provision:                               Hanover  cannot  call the Note prior to  Callable at any time
                                              March 31, 2006

As of March 31, 2003, the $150 million subordinated note had an outstanding principal balance of approximately $171 million, including accrued interest. Under the new terms, the maturity of the Note has been extended to March 31, 2007, from the original maturity of December 31, 2005. The Note will be a zero coupon note with interest accruing at 11.0% for its remaining life. The Note will accrue an additional 2.0% interest upon the occurrence and during the continuance of an event of default under the Note. The Note will also accrue an additional 3.0% interest if Hanover's "consolidated leverage ratio" exceeds 5.18 to 1.0 as of the end of two consecutive fiscal quarters. Notwithstanding the foregoing, the Note will only accrue additional interest of 3.0% if both of the previously mentioned circumstances occur. The Note also contains a covenant that limits Hanover's and HCLP's ability to incur additional indebtedness if Hanover's "consolidated leverage ratio" exceeds 5.6 to 1.0, subject to certain exceptions. Schlumberger will no longer have a first call on any proceeds from the issuance of any shares of capital stock or other equity interests by Hanover and the Note is not callable until March 31, 2006. Hanover has agreed to file a shelf registration statement covering the sale of the Note by Schlumberger. The transaction has closed into escrow pending consent of Hanover's and HCLP's lender group. If such consent is obtained, HCLP's note payable to its general partner will be similarly modified.

Hanover and Schlumberger have also agreed to the modification of the repayment terms of a $58 million obligation associated with the PIGAP II joint venture ("PIGAP Note") that Hanover currently accounts for as a contingent liability on its balance sheet. The PIGAP Note will be structured as a non-recourse note payable by Hanover Cayman Limited, our wholly owned consolidated subsidiary, with a 6% interest rate compounding semi-annually. It will be payable only from distributions received from the PIGAP II joint venture. Should no distributions from the PIGAP II joint venture be available at the time of an interest payment, interest will accrue and be added to the principal balance of the PIGAP Note. Payments will first be applied to accrued interest, and then to principal. Hanover and Hanover Cayman will not receive any distributions from the joint venture until the PIGAP Note has been paid off. The transaction has closed into escrow pending consent of Hanover's and HCLP's lender group. If such consent is obtained, HCLP's related obligation to its general partner will terminate.

For financial accounting purposes, the above described changes to the Note and PIGAP Note will not be considered an extinguishment of debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can generally be identified as such because of the context of the statement or because the statement may include words such as "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe our future plans, objectives or goals or future revenues or other financial metrics are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. These risks and uncertainties include:

     o our inability to renew our short-term leases so as to fully recoup the cost of acquiring or fabricating leased equipment;

     o our inability to generate sufficient cash, access capital markets or incur indebtedness to fund our business;

     o a prolonged, substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our compression and oil and gas production equipment;

     o changes in economic or political conditions in the countries in which we do business;

     o    legislative changes in the countries in which we do business;

     o    the loss of market share through competition;

     o    the introduction of competing technologies by other companies;

     o losses due to the inherent risks associated with our operations, including equipment defects; malfunctions and failures and natural disasters;

     o    war, terrorists attacks and/or the responses thereto;

     o governmental safety, health, environmental and other regulations, which could require us to make significant capital expenditures;

     o our high level of customer concentration which intensifies the negative effect of the loss of one or more of our customers;

     o    our inability to comply with loan and lease covenants;

     o the decreased financial flexibility associated with our significant cash requirements and substantial debt and compression equipment lease commitments;

     o reduced profit margins resulting from increased pricing pressure in our business;

     o    our inability to successfully integrate acquired businesses;

     o    currency fluctuation;

     o our inability to execute our exit and sale strategy with respect to assets classified as discontinued operations and held for sale;

     o adverse results in shareholder or other litigation or regulatory proceedings; and

     o our inability to properly implement new enterprise resource planning systems used for integration of our businesses.

Other factors besides those described in this Form 10-Q could also affect our actual results. You should not unduly rely on the forward-looking statements contained in this Form 10-Q, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in Hanover Compressor Company's Annual Report for the year ended December 31, 2002, on

Form 10-K and the reports we and Hanover file from time to time with the SEC after the date of this Form 10-Q. All forward-looking statements attributable to our Company are expressly qualified in their entirety by this cautionary statement.

GENERAL

 Hanover Compression Limited Partnership ("HCLP", the "Company", "we", "us" or "our"), is a Delaware limited partnership and an indirect wholly-owned subsidiary of Hanover Compressor Company ("Hanover"). HCLP is a global market leader in full service natural gas compression and a leading provider of service, fabrication and equipment for natural gas processing and transportation applications. We sell this equipment and provide it on a rental, contract compression, maintenance and acquisition leaseback basis to natural gas production, processing and transportation companies. Our customers include both major and premier independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, can provide solutions to customers that own their own compression equipment, but want to outsource their operations. We also have compressor and oil and gas production equipment fabrication operations and provide gas processing and treating, gas measurement and oilfield power generation services, primarily to our domestic and international customers as a complement to our compression services.

We have grown through internal growth and through acquisitions. For 2003, we plan to reduce our capital spending and focus on completing the integration of recent acquisitions. In addition, we plan to reduce our headcount by approximately 500 employees worldwide and consolidate our fabrication operations into 9 fabrication centers down from the 13 fabrication centers we had as of December 31, 2002. The estimated annualized savings from these actions are expected to be approximately $20 million. During the fourth quarter of 2002, we accrued approximately $2.8 million in employee separation costs related to the reduction in workforce. During the three months ended March 31, 2003, we have paid approximately $0.8 million in separation benefits. Since December 31, 2002, our workforce has decreased by approximately 280 employees. We continue to work on the consolidation of fabrication centers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUES

Our total revenues increased by $18.2 million, or 7%, to $273.7 million during the three months ended March 31, 2003 from $255.5 million during the three months ended March 31, 2002. The increase resulted primarily from the consolidation of the results of Belleli Energy S.r.l. which are included as part of our production and processing equipment business. In July 2002, we increased our ownership of Belleli Energy S.r.l. to 40.3% from 20.3% by converting a $4.0 million loan, together with accrued interest thereon, to Belleli into additional equity ownership. In November 2002, we increased our ownership to 51% by exchanging a $9.4 million loan, together with accrued interest thereon, to the other principal owner of Belleli for additional equity ownership and began consolidating the results of Belleli's operations.

Revenues from rentals increased $1.2 million, or 1%, to $130.1 million during the three months ended March 31, 2003 from $128.9 million during the three months ended March 31, 2002. Domestic revenues from rentals decreased by $7.5 million, or 9%, to $78.6 million during the three months ended March 31, 2003 from $86.1 million during the three months ended March 31, 2002. International rental revenues increased by $8.7 million, or 20%, to $51.4 million during the three months ended March 31, 2003 from $42.7 million during the three months ended March 31, 2002. The decrease in domestic revenues was primarily attributable to weaker market conditions which resulted in a lower utilization of our rental fleet. International rental revenue increased primarily from: (i) the expansion of our business operations , (ii) the recognition of approximately $1.7 million in billings to Venezuelan customers in the first quarter of 2003 which were not recognized in 2002 due to concerns about the ultimate receipt of these revenues as a result of the strike by workers of the national oil company in Venezuela and (iii) a $1.9 million fee received for the modification of a contract in Venezuela. At March 31, 2003, we had approximately $34.1 million in accounts receivable related to our Venezuelan operations.

At March 31, 2003, the compressor rental fleet consisted of approximately 3,545,000 horsepower, a 0.3% decrease from the 3,554,000 horsepower in the rental fleet at March 31, 2002. Domestic horsepower in the rental fleet decreased by 3% to 2,653,000 horsepower at March 31, 2003 from approximately 2,735,000 horsepower at March 31, 2002. In addition, international horsepower increased by 9% to 892,000 horsepower at March 31, 2003 from approximately 819,000 horsepower at March 31, 2002. Our compression horsepower utilization rate was approximately 79% at March 31, 2003 compared to 85% at March 31, 2002.


Revenue from parts, service and used equipment decreased by $24.5 million, or 39%, to $37.8 million during the three months ended March 31, 2003 from $62.3 million during the three months ended March 31, 2002. This decrease was primarily due to a $26.5 million gas plant sale transaction included in the first quarter of 2002.

Revenues from compressor and accessory fabrication decreased by $4.7 million, or 18%, to $21.4 million during the three months ended March 31, 2003 from $26.1 million during the three months ended March 31, 2002. During the three months ended March 31, 2003, an aggregate of approximately 29,000 horsepower of compression equipment was fabricated and sold compared to approximately 41,000 horsepower fabricated and sold during the three months ended March 31, 2002. In addition, approximately 1,200 horsepower was fabricated and placed in the rental fleet during the three months ended March 31, 2003 compared to 52,600 in the three months ended March 31, 2002. The decrease in sales of compressor fabrication in the three months ended March 31, 2003 was due primarily to the lower capital spending by customers as a consequence of recent political events in South America and domestic economic market conditions. The North and South American rig count increased by 25% from a year ago, to 1,616 at March 31, 2003 from 1,295 at March 31, 2002. However, the twelve month rolling average North and South American rig count decreased by 17% as of March 31, 2003 to 1,357 from 1,636 at March 31, 2002. In addition, the twelve month rolling average Henry Hub wellhead natural gas price increased to $4.28 per Mcf in the first quarter of 2003 from $3.08 per Mcf in the first quarter of 2002.

Revenues from production and processing equipment fabrication increased by $47.0 million, or 142%, to $80.1 million during the three months ended March 31, 2003 from $33.1 million during the three months ended March 31, 2002. The increase in production and processing equipment revenues is primarily due to the inclusion of $35.7 million in revenues from the consolidation of Belleli.

Equity in income of non-consolidated affiliates decreased by $2.0 million, or 42%, to $2.9 million during the three months ended March 31, 2003, from $4.9 million during the three months ended March 31, 2002. This decrease is primarily due to a fire that occurred at a facility owned by one of our minority owned Venezuelan non-consolidated affiliates.

EXPENSES

Operating expenses for domestic rentals increased by $0.9 million, or 3%, to $30.8 million during the three months ended March 31, 2003 from $29.9 million during the three months ended March 31, 2002. The gross profit percentage from rentals was 61% during the three months ended March 31, 2003 and 65% during the three months ended March 31, 2002. The decrease in gross profit percentage was due to a lower overall utilization of our domestic rental fleet without a corresponding decrease in overhead and expenses. Operating expenses for international rentals increased by $2.2 million, or 17%, to $15.0 million during the three months ended March 31, 2003 from $12.8 million during the three months ended March 31, 2002. The increase was primarily attributable to the increase in international rental revenues. The gross profit percentage from international rentals was 71% during the three months ended March 31, 2003 and 70% during the three months ended March 31, 2002.

Operating expenses for our parts, service and used equipment business decreased by $28.7 million, or 54%, to $24.5 million, which related to the corresponding 39% decrease in parts, service and used equipment revenue and an increase in margin. The gross profit margin from parts, service and used equipment was 35% during the three months ended March 31, 2003 and 15% during the three months ended March 31, 2002. Included in parts & service revenue for the first quarter of 2003 was $3.9 million in used gas plant and compression equipment sales, with a 58% gross margin compared to $28.7 million in sales and a 6% gross margin for the first quarter 2002.

Operating expenses of our compressor and accessory fabrication business decreased by $3.8 million, or 17%, to

$18.6 million during the three months ended March 31, 2003 from $22.4 million during the three months ended March 31, 2002 commensurate with the corresponding decrease in compressor fabrication revenue. The gross profit margin on compression fabrication was 13% during the three months ended March 31, 2003 and 14% during the three months ended March 31, 2002.

The operating expenses attributable to our production and processing equipment fabrication business increased by $41.1 million, or 144%, to $69.6 million during the three months ended March 31, 2003 from $28.5 million during the three months ended March 31, 2002. The increase in production and processing equipment fabrication expenses was primarily due to the consolidation of the results of Belleli in the three months ended March 31, 2003. The gross profit margin attributable to production and processing equipment fabrication was 13% during the three months ended March 31, 2003 and 14% during the three months ended March 31, 2002. The decrease in gross profit margin for production and processing equipment fabrication was attributable to the inclusion of Belleli. Excluding Belleli, production and processing equipment gross margin for the three months ended March 31, 2003 was 16%.

Selling, general and administrative expenses increased $6.6 million, or 20%, to $39.3 million during the three months ended March 31, 2003 from $32.7 million during the three months ended March 31, 2002. The increase is primarily due to the inclusion of Belleli's selling and general and administrative costs of approximately $2.5 million and an increase in bad debt expense, payroll and consulting costs related to our focus on improving our organizational structure to facilitate the consolidation of our operations.

Foreign currency translation expense for the three months ended March 31, 2003 was $0.4 million, compared to $12.7 million for the three months ended March 31, 2002. In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on fund transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts could either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also required the parties to such contracts to renegotiate the price terms within 180 business days of the devaluation. During the three months ended March 31, 2002, we recorded an exchange loss of approximately $11.7 million and $1.4 million for assets exposed to currency translation in Argentina and Venezuela, respectively, and recorded a translation gain of approximately $0.4 million for all other countries. We have renegotiated all of our agreements in Argentina. As a result of these negotiations, we received approximately $11.2 million in reimbursements in 2002 and $0.7 million in the first quarter of 2003.

Depreciation and amortization increased by $10.2 million to $34.3 million during the three months ended March 31, 2003 compared to $24.1 million during the three months ended March 31, 2002. The increase in depreciation was primarily due to additions to the rental fleet, including maintenance capital, which were placed in service in 2002 and the first quarter of 2003, and the inclusion of $0.9 million related to Belleli. In addition, because we sold compressors in sale-leaseback transactions, depreciation expense was reduced by approximately $8.5 million in the three months ended March 31, 2003 compared to approximately $9.6 million in the three months ended March 31, 2002.

We incurred leasing expense of $24.7 million during the three months ended March 31, 2003, compared to $22.9 million during the three months ended March 31, 2002. The increase in leasing expense was primarily due to an increase in our borrowing rates due to the amendment of three of our compression equipment leases. The amendment, which was effective December 31, 2002, modifies certain financial covenants to allow us greater flexibility in accessing the capacity under our bank credit facility to support our short-term liquidity needs. In addition, at the higher end of our permitted consolidated leverage ratio, the amendment increases the interest rate margins used to calculate the applicable interest rates under all of the agreements by up to 0.75%. Our lease cost as a result of the amendment is dependent on our consolidated leverage ratio at the end of each quarter, the amount of indebtedness outstanding and the interest rate quoted for the benchmark selected by us.

Pursuant to the compression equipment leases and related agreements entered into in August 2001, we were obligated to prepare registration statements and complete an exchange offering to enable the holders of the notes issued by the lessors to exchange their notes for notes which are registered under the Securities Act of 1933. Because of the restatement of our financial statements, the exchange offering was not completed pursuant to the time line required by the agreements and we were required to pay additional lease expense of $105,600 per week until the exchange offering was completed. The additional lease expense began accruing on January 28, 2002. The exchange offer was completed and the requirement to pay the additional lease expense ended on March 13, 2003. In the three months ended March 31, 2003, we recorded additional leasing expense related to the registration and exchange offering obligations of approximately $1.1 million compared to approximately $0.9 million during the three months ended March 31, 2002.

Interest expense increased by $2.3 million to $8.3 million during the three months ended March 31, 2003 from $6.0 million for the three months ended March 31, 2002 primarily due to an increase of $1.6 million due to the increase in the interest rate paid on the debt payable to our general partner and the inclusion of Belleli's interest expense of approximately $0.5 million.

INCOME TAXES

The provision for income taxes decreased $0.3 million, or 6%, to $4.4 million during the three months ended March 31, 2003 from $4.7 million during the three months ended March 31, 2002. The decrease resulted primarily from the corresponding decrease in income before income taxes. The effective income tax rates during the three months ended March 31, 2003 and March 31, 2002 were 50% and 38% respectively. The increase in the effective income tax rate is primarily due to the inclusion of Belleli which, during the three months ended March 31, 2003, recorded a tax amnesty payment of $1.1 million.

DISCONTINUED OPERATIONS

During the fourth quarter of 2002, we reviewed our business lines and Hanover's board of directors approved management's recommendation to exit and sell our non-oilfield power generation and certain used equipment business lines. Income
(loss) from discontinued operations increased $.3 million, to net income of $0.5 million during the three months ended March 31, 2003 from income of $0.2 million during the three months ended March 31, 2002. Loss from the write down of discontinued operations was $1.4 million during the three months ended March 31, 2003 and related to an additional write down of our discontinued operations to their estimated market value.

NET INCOME

Net income decreased by $4.3 million, or 56%, to income of $3.4 million during the three months ended March 31, 2003 from income of $7.7 million during the three months ended March 31, 2002 for the reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

Our cash balance amounted to $20.7 million at March 31, 2003 compared to $19.0 million at December 31, 2002. Our principal source of cash was borrowings of $33 million under our bank credit facility. Principal uses of cash during the three months ended March 31, 2003 were capital expenditures of $36.4 million and payment of accounts payable and other liabilities.

Working capital increased to $218.4 million at March 31, 2003 from $215.5 million at December 31, 2002. The increase in working capital was primarily due to an increase in accounts receivables.

We invested $36.4 million in property, plant and equipment during three months ended March 31, 2003, primarily for international rental projects and maintenance capital. During 2003, we had approximately 3,545,000 horsepower in the rental fleet with 2,653,000 horsepower domestically and 892,000 horsepower in the international rental fleet.


MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES, GENERAL PURPOSE AND ANTICIPATED SOURCE OF FUNDS

We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project's requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. During 2003, we plan to spend approximately $175 to $200 million on rental equipment fleet additions, including $60 million on equipment overhauls and other maintenance capital. A recent amendment to our bank credit facility restricts our capital spending to $200 million in 2003. We expect that our 2003 capital spending will be within operating cash flows. As a result of Hanover's agreement to settle the securities-related litigation, we may be required to fund approximately $6.9 million in estimated expenses to Hanover over the next twelve months in addition to approximately $3.4 million for the cash portion of the settlement which is not covered by insurance. Historically, we have funded our capital requirements with a combination of internally generated cash flow, borrowing under the revolving credit facility, sale and leaseback transactions, raising additional equity and issuing long-term debt.

As of March 31, 2003, after giving effect to the amendment made in February 2003, which was effective as of December 31, 2002, we were in compliance with all covenants and other requirements set forth in our bank credit facility, compression equipment leases and indentures. Giving effect to the covenant limitations in our bank credit agreement, as amended to date, the liquidity available under our revolver at March 31, 2003 was approximately $98.4 million.

We believe that cash flow from operations and borrowing under our existing $350 million bank credit facility will provide us with adequate capital resources to fund our estimated level of capital expenditures for the short term. Since capital expenditures are largely discretionary, we believe we would be able to significantly reduce them, in a reasonably short time frame, if expected cash flows from operations are not realized. As of March 31, 2003, we had approximately $189.5 million in borrowings and approximately $62.1 million in letters of credit outstanding on our $350 million revolving bank credit facility (3.8% weighted average effective rate at March 31, 2003). The letters of credit expire between 2003 and 2007. In addition, we had approximately $4.1 million in letters of credit outstanding under other letters of credit facilities which expire during 2003. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $350 million credit limit, plus, in addition to certain other indebtedness, an additional $300 million in subordinated unsecured indebtedness and $125 million of other unsecured indebtedness. In addition, our bank credit facility permits us to enter into future sale and leaseback transactions with respect to equipment having a value not in excess of $300 million.

In addition to purchase money and similar obligations, the indentures and the participation agreements, which are part of our compression equipment leases, permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements), or Hanover's "coverage ratio," is greater than 2.25 to 1.0. The indentures and participation agreements define indebtedness to include the present value of our rental obligations under sale and leaseback transactions and under facilities similar to our compression equipment leases. As of March 31, 2003, Hanover's coverage ratio was less than
2.25 to 1.0 and therefore as of such date we could not incur indebtedness other than under our bank credit facility, up to an additional $75 million in unsecured indebtedness and certain other permitted indebtedness including refinancing indebtedness.

In May 2003, Hanover entered into an agreement with Schlumberger to terminate the PIGAP II put in return for Schlumberger agreeing to modify the $150 million subordinated note and payment terms of a $58 million obligation. See Note 12 in Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

In February 2003, we executed an amendment to our bank credit facility and certain compression equipment leases that we entered into in 1999 and 2000. The amendment, which was effective as of December 31, 2002, modified certain financial covenants to allow us greater flexibility in accessing the capacity under the bank credit facility to support our short-term liquidity needs. In addition, at the higher end of Hanover's permitted consolidated leverage ratio, the amendment would increase the commitment fee under the bank credit facility by 0.125% and increase the interest rate margins used to calculate the applicable interest rates under all of the agreements by up to 0.75%. Any increase in our interest costs as a result of the amendment will depend on our consolidated leverage ratio at the end of each quarter, the amount of indebtedness outstanding and the interest rate quoted for the benchmark selected by us. As part of the amendment, we granted the lenders under these agreements a security interest in the inventory, equipment and certain other property of HCLP and its domestic subsidiaries, and pledged 66% of the equity interest in certain of HCLP's foreign subsidiaries. In consideration for obtaining the amendment, we agreed to pay approximately $1.8 million in fees to the lenders under these agreements.

In February 2003, Moody's Investor Service announced that it had downgraded by one grade Hanover's senior implied credit rating, Hanover's 4.75% Convertible Senior Notes and Hanover's 7.25% Mandatorily Redeemable Convertible Preferred Securities to Ba3, B2 and B3, respectively, and Standard & Poor's rating service announced that it had lowered Hanover's corporate credit rating to BB-. We do not have any credit rating downgrade provisions in our debt or equipment lease agreements that would accelerate the maturity dates of our debt or rental obligations. However, a downgrade in Hanover's or our credit rating could materially and adversely affect our ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities. Should this occur, we might seek alternative sources of funding.

As part of our business, we are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on our Consolidated Balance Sheet. The possibility of us having to honor our contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. We would record a reserve for these guarantees if events occurred that required that one be established. Subsequent to December 31, 2002, there have been no significant changes to our obligations to make future payments under existing contracts.

HCLP utilizes derivative financial instruments to minimize the risks and/or costs associated with financial and global operating activities by managing its exposure to interest rate fluctuation on a portion of its variable rate debt and leasing obligations. We do not utilize derivative financial instruments for trading or other speculative purposes. The cash flow from hedges is classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

We adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS 137 and SFAS 138, effective January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, we entered into two interest rate swaps which were outstanding at March 31, 2003 with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. These swaps were to expire in July 2001, however, they were extended for an additional two years at the option of the counterparty and now expire in July 2003. The difference paid or received on the swap transactions is recorded as an accrued lease liability and is recognized in leasing expense. During the quarters ended March 31, 2003 and 2002, we recognized an unrealized gain of approximately $2.0 million in each quarter related to the change in the fair value of these interest rate swaps in our statement of operations because management decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty. At March 31, 2003, we recorded approximately $2.7 million in accrued current liabilities with respect to the fair value adjustment related to these interest rate swaps. The fair value of these interest rate swaps will fluctuate with changes in interest rates over their remaining terms and the fluctuations will be recorded in our statement of operations.


During the second quarter of 2001, we entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:


    Lease         Maturity Date    Strike Rate       Notional Amount
    -----         -------------    -----------       ---------------
 March 2000      March 11, 2005      5.2550%          $100,000,000
 August 2000     March 11, 2005      5.2725%          $100,000,000
October 2000    October 26, 2005     5.3975%          $100,000,000


These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the quarters ended March 31, 2003 and 2002, we recorded income of approximately $0.7 million and $3.0 million, respectively, related to these three swaps, ($0.4 million and $2.0 million, net of tax) in other comprehensive income. As of March 31, 2003, a total of approximately $12.1 million was recorded in current liabilities and approximately $10.2 million in long-term liabilities with respect to the fair value adjustment related to these three swaps.


The counterparties to the interest rate swap agreements are major international financial institutions. We continually monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts can either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires that the parties to such contracts renegotiate the price terms within 180 days of the devaluation. We have renegotiated all of our agreements in Argentina. As a result of these negotiations, we received approximately $11.2 million in reimbursements in 2002 and $0.7 million in the first quarter of 2003. During the year ended December 31, 2002, we recorded an exchange loss of approximately $9.9 million for assets exposed to currency translation in Argentina. For the three months ended March 31, 2003, our Argentine operations represented approximately 4% of our revenue and 8% of our gross margin. The economic situation in Argentina is subject to change. To the extent that the situation in Argentina deteriorates, exchange controls continue in place and the value of the peso against the dollar is reduced further, our results of operations in Argentina could be materially and adversely affected which could result in reductions in our net income.


In addition, we have exposure to currency risks in Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in U.S. dollars rather than Venezuelan bolivars, thus reducing our exposure to fluctuations in the bolivar's value. During the three months ended March 31, 2002, we recorded an exchange loss of approximately $11.7 million and $1.4 million for assets exposed to currency translation in Argentina and Venezuela, respectively, and recorded a translation gain of approximately $0.4 million for all other countries. For the quarter ended March 31, 2003, our Venezuelan operations represented approximately 9% of our revenue and 17% of our gross margin.


In December 2002, certain groups in Venezuela initiated a strike by workers of the national oil company in Venezuela . This has caused economic conditions in Venezuela to deteriorate, including a substantial dip in the production of oil in Venezuela. In addition, exchange controls have been put in place which put limitations on the amount of Venezuelan currency which can be exchanged for foreign currency by businesses operating inside Venezuela. If the national strike continues, exchange controls remain in place, or economic conditions in Venezuela continue to deteriorate, HCLP's results of operations in Venezuela could be materially and adversely affected, which could result in reductions in HCLP's net income. As a result, during the fourth quarter of 2002, our international rental revenues were decreased by approximately $2.7 million a result of the disruption in our operations in Venezuela. In the three months ended March 31, 2003, we received approximately $1.7 million of the 2002 revenues which were impacted by the strike. At March 31, 2003, we had approximately $34.1 million in accounts receivable related to our Venezuelan operations.


NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). SFAS 143 establishes the accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. This statement is effective for HCLP on January 1, 2003. The adoption of this new standard did not have a material impact on our consolidated results of operations, cash flows or financial position.


In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The Statement updates, clarifies and simplifies existing accounting pronouncements. Provisions of SFAS 145 related to the rescission of Statement 4 are effective for us on January 1, 2003. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. We have adopted the provisions of the new standard which had no material effect on our consolidated results of operations, cash flows or financial position.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue ("EITF") No. 94-3. We adopted the provision of SFAS 146 for restructuring activities initiated after December 31, 2002, which had no material effect on our financial statements. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.


In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. We are currently evaluating the impact of adoption of EITF 00-21 on our financial position and results of operations.


In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees" ("FIN 45"), Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of the provisions of this interpretation which did not have a material effect on our consolidated results of operations, cash flow or financial position.


In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 were effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions which are included within these financials.


In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51"("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 will require us to include in our consolidated financial statements the special purpose entities that lease compression equipment to us beginning in July 2003. If these special purpose entities had been consolidated in HCLP's financial statements as of March 31, 2003, HCLP would add approximately $1,031 million in compressor equipment and approximately $1,140 million in debt to our balance sheet and reverse $109 million of deferred gains that were recorded on our balance sheet as a result of the sale and leaseback transactions. In addition, HCLP would record depreciation expense on the compression equipment for prior periods (net of tax) as part of the cumulative effect of the adoption of FIN 46 and would record depreciation expense in future periods. In addition, we will record the payments made under our compression equipment leases as interest expense. We are currently evaluating the impact of recording depreciation for prior periods. After the adoption of FIN 46, we estimate that we will record approximately $20 million per year in additional depreciation expense on our leased compression equipment.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement will be applied prospectively. We are currently evaluating the impact of adoption of SFAS 149 on our financial position and results of operations.

In May 2003, the FASB has issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). The Statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the interim period beginning after June 15, 2003. We are currently evaluating the impact of adoption of SFAS 150 on our financial position and results of operations.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate and foreign currency risk. HCLP and its subsidiaries periodically enter into interest rate swaps to manage its exposure to fluctuations in interest rates. At March 31, 2003, the fair market value of these interest rate swaps, excluding the portion attributable to and included in accrued leasing, was a liability of approximately $25.0 million, of which $14.8 million was recorded in accrued liabilities and $10.2 million in other long-term liabilities. We are party to five interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):


                                                          Fair Value of the
                                                               Swap at
Maturity Date   Company Pays Fixed Rate  Notional Amount    March 31, 2003
-------------   -----------------------  ---------------    --------------
  7/21/2003             5.5100%             $ 75,000           $  (985)
  7/21/2003             5.5600%             $125,000           $(1,661)
  3/11/2005             5.2550%             $100,000           $(6,884)
  3/11/2005             5.2725%             $100,000           $(6,928)
 10/26/2005             5.3975%             $100,000           $(8,515)

At March 31, 2003, we are exposed to variable rental rates, which fluctuate with market interest rate, on a portion of the equipment leases we entered into in September 1999 and October 2000. Assuming a hypothetical 10% increase in the variable rates from those in effect at quarter end, the increase in annual leasing expense on these equipment leases would be approximately $1.5 million.

We are also exposed to interest rate risk on borrowings under our floating rate revolving credit facility. At March 31, 2003, $189.5 million was outstanding bearing interest at a weighted average effective rate of 3.8% per annum. Assuming a hypothetical 10% increase in the weighted average interest rate from those in effect at March 31, 2003, the increase in annual interest expense for advances under this facility would be approximately $0.7 million.

We do not currently use derivative financial instruments to mitigate foreign currency risk; however, we may consider the use of such instruments because of recent events in Argentina and Venezuela. In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts could either be made at an exchange rate negotiated by the parties or, if no such agreement is reached, a preliminary payment may be made based on a 1 dollar to 1 peso equivalent pending a final agreement. The Argentine government also requires that the parties to such contracts renegotiate the price terms within 180 days of the devaluation. We have renegotiated all of our agreements in Argentina. As a result of these negotiations, we received approximately $11.2 million in reimbursements in 2002 and $0.7 million in the first quarter of 2003. During the year ended December 31, 2002, we recorded an exchange loss of approximately $9.9 million for assets exposed to currency translation in Argentina. For the three months ended March 31, 2003, our Argentine operations represented approximately 4% of our revenue and 8% of our gross margin. For the year ended December 31, 2002, our Argentine operations represented approximately 5% of our revenue and 7% of our gross margin. The economic situation in Argentina is subject to change. To the extent that the situation in Argentina deteriorates, exchange controls continue in place and the value of the peso against the dollar is reduced further, our results of operations in Argentina could be materially and adversely affected which could result in reductions in our net income.

In addition, we have exposure to currency risks in Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in U.S. dollars rather than Venezuelan bolivars, thus reducing our exposure to fluctuations in the bolivar's value. During the year ended December 31, 2002, we recorded an exchange loss of approximately $5.8 million for assets exposed to currency translation in Venezuela. For the three months ended March 31, 2003, our Venezuelan operations represented approximately 9% of our revenue and 17% of our gross margin. For the year ended December 31, 2002, our Venezuelan operations represented approximately 10% of our revenue and 17% of our gross margin.

In December 2002, certain groups in Venezuela initiated a strike by workers of the national oil company in Venezuela. This has caused economic conditions in Venezuela to deteriorate, including a substantial dip in the production of oil in Venezuela. In addition, exchange controls have been put in place which put limitations on the amount of Venezuelan currency which can be exchanged for foreign currency by businesses operating inside Venezuela. If the national strike continues, exchange controls remain in place, or economic conditions in Venezuela continue to deteriorate, HCLP's results of operations in Venezuela could be materially and adversely affected, which could result in reductions in HCLP's net income. As a result, during the fourth quarter of 2002, our international rental revenues were decreased by approximately $2.7 million as a result of the disruption in our operations in Venezuela. In the three months ended March 31, 2003, we received approximately $1.7 million of the 2002 revenues which were impacted by the strike. At March 31, 2003, we had approximately $34.1 million in accounts receivable related to our Venezuelan operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Within 90 days before the filing of this Report, HCLP's principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934). Based on the evaluation, our principal executive officer and principal financial officer believe that our disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.


(b) Changes in Internal Controls. Under the direction of our President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, and Senior Vice President and General Counsel, we continued the process of reviewing our internal controls and procedures for financial reporting and have changed or are in the process of changing some of those controls and procedures, including changes relating to: information systems, human resources; internal audit; reconciliation of intercompany accounts; approval of capital expenditures; preparation, approval and closing of significant agreements and transactions; review and quantification of compressor substitutions under compression equipment lease agreements; integration of acquired businesses and assets (including integration of certain financial and accounting systems related thereto); standardization of internal controls and policies across the organization; and the development, implementation and enhancements of corporate governance policies and procedures and performance management systems. As part of our review of our internal controls and procedures for financial reporting, we have made personnel changes and hired additional qualified staff in the legal, accounting/finance and human resource areas and are utilizing third parties to assist with some of our integration and internal audit functions. This review is ongoing, and the review to date constitutes the evaluation referenced in paragraphs 5 and 6 of the Certifications of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer which appear immediately following the signature page of this report.



                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Commencing in February 2002, approximately 15 putative securities class action lawsuits were filed against Hanover and certain of its current and former officers and directors in the United States District Court for the Southern District of Texas. These class actions were consolidated into one case, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust, On Behalf of Itself and All Others Similarly Situated, Civil Action No. H-02-0410, naming as defendants Hanover, Mr. Michael J. McGhan, Mr. William S. Goldberg and Mr. Michael A. O'Connor. The complaints asserted various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified amounts of compensatory damages, interest and costs, including legal fees. The court entered an order appointing Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust and others as lead plaintiffs on January 7, 2003 and appointed Milberg, Weiss, Bershad, Hynes & Lerach LLP as lead counsel.

On January 24, 2003, Plumbers & Steamfitters, Local 137 Pension Fund and John Petti filed a putative securities class action against PricewaterhouseCoopers LLP, which is Hanover's and HCLP's auditor. The alleged class was all persons who purchased the equity or debt securities of Hanover from March 8, 2000 through and including October 23, 2002. On February 13, 2003, the court consolidated this action with Civil Action No. H-02-0410 described above.

Commencing in February 2002, four derivative lawsuits were filed in the United States District Court for the Southern District of Texas, two derivative lawsuits were filed in state district court for Harris County, Texas (one of which was nonsuited and the second of which was removed to Federal District Court for the Southern District of Texas) and one derivative lawsuit was filed in the Court of Chancery for the State of Delaware in and for New Castle County. These derivative lawsuits, which were filed by certain of Hanover's shareholders purportedly on behalf of Hanover, alleged, among other things, that Hanover's directors breached their fiduciary duties to shareholders and sought unspecified amounts of damages, interest and costs, including legal fees. The derivative actions in the United States District Court for the Southern District of Texas were consolidated on August 19 and August 26, 2002. With that consolidation, the currently pending derivative lawsuits are:

                                                                                                                       Date
    Plaintiff                         Defendants                   Civil Action No.              Court              Instituted
    ---------                         ----------                   ----------------              -----              ----------
Harbor Finance Partners,      Michael J. McGhan, William S.            H-02-0761         United States District        3/01/02
Derivatively on behalf of     Goldberg, Ted Collins, Jr., Robert                         Court for the Southern
Hanover Compressor Company    R. Furgason, Melvyn N. Klein,                              District of Texas
                              Michael A. O'Connor, and Alvin V.
                              Shoemaker, Defendants and Hanover
                              Compressor Company, Nominal Defendant

Coffelt Family,               Michael A. O'Connor, Michael J.          19410-NC           Court of Chancery for the     2/15/02
LLC, derivatively on          McGhan, William S. Goldberg, Ted                            State of Delaware State
behalf of Hanover             Collins, Jr., Melvyn N. Klein, Alvin                        Court in New Castle County
Compressor Company            V. Shoemaker, and Robert R.
                              Furgason, Defendants and Hanover
                              Compressor Company, Nominal Defendant

Motions are currently pending for appointment of lead counsel in the consolidated derivative actions in the Southern District of Texas.

On and after March 26, 2003, three plaintiffs filed separate putative class actions collectively against Hanover, Michael McGhan, Michael O'Connor, William Goldberg and Chad Deaton (and other purportedly unknown defendants) in the United States District Court for the Southern District of Texas. The alleged class is comprised of persons who participated in or were beneficiaries of The Hanover Companies Retirement and Savings Plan, which was established by Hanover pursuant to Section 401(k) of the United States Internal Revenue Code of 1986, as amended. The purported class action seeks relief under the Employee Retirement Income Security Act (ERISA) based upon Hanover's and the individual defendants' alleged mishandling of Hanover's 401(k) Plan. The three ERISA putative class actions are entitled: Kirkley v. Hanover, Case No. H-03-1155; Angleopoulos v. Hanover, Case No. H-03-1064; and Freeman v. Hanover, Case No. H-03-1095.

On May 12, 2003, Hanover reached agreement, subject to court approval, to settle the securities class actions, the ERISA class actions and the shareholder derivative actions described above. The terms of the proposed settlement provide for Hanover to: (i) make a cash payment of approximately $30 million (of which $26.7 million is to be funded by payments from Hanover's directors and officers insurance carriers), (ii) issue 2.5 million shares of common stock, and (iii) issue a contingent note with a principal amount of $6.7 million. The note is payable, together with accrued interest, on March 31, 2007 but can be extinguished (with no monies owing under it) if Hanover's common stock trades at or above the average price of $12.25 for 15 consecutive days at any time between March 31, 2004 and March 31, 2007. As part of the settlement, Hanover has also agreed to implement corporate governance enhancements, including allowing large shareholders to participate in the process to appoint two independent directors to Hanover's Board. The Company's auditor, PricewaterhouseCoopers, is not a party to the settlement and will continue to be a defendant in the consolidated securities class action.

GKH Investments, L.P., and GKH Private Limited (collectively "GKH") which together own approximately ten percent of Hanover's outstanding common stock and which sold shares in Hanover's March 2001 secondary offering of common stock are parties to the proposed settlement and have agreed to settle claims against them that arise out of that offering as well as other potential securities, ERISA, and derivative claims. The terms of the proposed settlement provide for GKH to transfer 2.5 million shares of common stock from their holdings or from other sources.

On May 13, 2003, Hanover moved to consolidate all of the ERISA actions and the consolidated shareholder derivative action into the consolidated securities class action. In addition, Hanover, and the other defendants in the actions, together with the plaintiffs that entered into the settlement filed a motion in the consolidated securities action pursuant to which the parties have agreed to seek preliminary approval of the court for the settlement by September 29, 2003. The settlement is subject to court approval and could be the subject of an objection by shareholders as well as from plaintiff's counsel to Harbor Finance in the shareholder derivative matter and plaintiffs' counsel in the Angleopoulos (H-03-1064) and the Freeman (H-03-1095) ERISA matters who were not signatories to the agreement reached among the remaining parties.

On November 14, 2002, the Securities and Exchange Commission issued a Formal Order of Private Investigation relating to the matters involved in the restatements of Hanover's financial statements. Hanover is cooperating fully with the Fort Worth District Office staff of the Securities and Exchange Commission. It is too soon to determine whether the outcome of this investigation will have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

As of March 31, 2003, HCLP had incurred approximately $9.7 million in legal related expenses in connection with the internal investigations, Hanover's putative class action securities lawsuits, the derivative lawsuit and the Securities and Exchange Commission investigation. Of this amount, we incurred approximately $1.2 million on behalf of Hanover's officers and directors in connection with the above-named proceedings. Hanover intends to pay the litigation costs of its officers and directors, subject to the limitations imposed by Delaware and other applicable law and Hanover's certificate of incorporation and bylaws. In addition, to the cash portion of the settlement not covered by insurance, Hanover expects to incur approximately $6.9 million in additional legal fees and administrative expenses in connection with the settlement of the securities-related litigation. We may have to fund the net cash portion of the settlement through an advance or distribution of capital to Hanover. However, costs incurred after March 31, 2003, in connection with the securities-related litigation and settlement thereof will be at Hanover's expense.

In the ordinary course of business we are involved in various other pending or threatened legal actions, including environmental matters. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 6:  EXHIBITS AND REPORT ON FORM 8-K

     (a)  Exhibits

          99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

          99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

     (b)  Reports submitted on Form 8-K:

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSION LIMITED PARTNERSHIP

Date: May 20, 2003

By:  /s/ Chad C. Deaton
--------------------------------------------
         Chad C. Deaton
         President and Chief Executive Officer
         (Principal Executive Officer and Manager
          of the General Partnership)

Date: May 20, 2003

By:  /s/ John E. Jackson
--------------------------------------------
         John E. Jackson
         Senior Vice President and Chief Financial Officer
         (Principal Financial and Accounting Officer and
          Manager of the General Partnership)

                                 Certifications


     I, Chad C. Deaton, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Hanover Compression Limited Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 20, 2003


By:           /s/  CHAD C. DEATON
   ----------------------------------------
   Name:   Chad C. Deaton
   Title:  President and Chief Executive Officer
           (Principal Executive Officer and
             Manager of the General Partnership)

     I, John E. Jackson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Hanover Compression Limited Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 20, 2003


By:                 /s/ JOHN E. JACKSON
   ------------------------------------------------
   Name:    John E. Jackson
   Title:   Senior Vice President
            and Chief Financial Officer
           (Principal Financial and Accounting Officer
             and Manager of the General Partnership)

                                  EXHIBIT INDEX

99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)