Form 10-Q
period 2003-09-30
HANOVER COMPRESSION LP
filed 2003-11-13
CIK 1163675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

HANOVER COMPRESSION LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands of dollars)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$33,455	$19,011
Accounts receivable, net of allowance of $8,086 and $5,162	207,515	211,722
Inventory, net	158,571	166,004
Costs and estimated earnings in excess of billings on uncompleted contracts	60,275	57,346
Prepaid taxes	5,743	7,664
Assets held for sale	22,696	69,408
Other current assets	40,990	50,611

Total current assets	529,245	581,766
Property, plant and equipment, net	2,046,687	1,167,675
Goodwill, net	205,347	180,519
Intangible and other assets	60,635	67,618
Investments in non-consolidated affiliates	169,755	150,689

Total assets	$3,011,669	$2,148,267

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Short-term debt	$40,551	$31,997
Current maturities of long-term debt	197,762	1,744
Accounts payable, trade	62,688	72,637
Accrued liabilities	114,902	126,129
Due to general partner	—	60,740
Advance billings	28,794	36,156
Liabilities held for sale	957	22,259
Billings on uncompleted contracts in excess of costs and estimated earnings	21,710	14,571

Total current liabilities	467,364	366,233
Long-term debt	1,144,054	162,107
Due to general partner	180,536	167,096
Other liabilities	21,877	137,332
Deferred income taxes	65,913	126,080

Total liabilities	1,879,744	958,848
Commitments and contingencies (Note 7)
Minority interest	34,628	143
Partners’ equity:
Partners’ capital	1,094,612	1,202,972
Accumulated other comprehensive income (loss)	2,685	(13,696)

Total partners’ equity	1,097,297	1,189,276

Total liabilities and partners’ equity	$3,011,669	$2,148,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands of dollars)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Domestic rentals	$82,823	$80,818	$241,728	$249,276
International rentals	49,519	53,915	151,973	143,612
Parts, service and used equipment	45,581	47,597	118,327	172,826
Compressor and accessory fabrication	27,299	26,783	85,099	85,284
Production and processing equipment fabrication	61,942	35,022	207,892	99,771
Equity in income of non-consolidated affiliates	7,581	3,782	16,873	13,928
Other	452	1,450	3,356	2,416

	275,197	249,367	825,248	767,113

Expenses:
Domestic rentals	31,833	31,130	94,043	89,358
International rentals	17,757	13,866	47,682	39,855
Parts, service and used equipment	35,307	35,236	85,781	143,904
Compressor and accessory fabrication	24,934	23,244	76,537	73,884
Production and processing equipment fabrication	56,508	28,256	186,215	84,329
Selling, general and administrative	40,164	36,769	119,658	107,644
Foreign currency translation	1,536	461	1,336	13,339
Other	2,446	—	2,951	14,837
Depreciation and amortization	55,966	30,538	126,187	81,668
Leasing expense	—	23,081	43,139	68,206
Interest expense	28,837	6,641	45,475	19,517
Goodwill impairment	—	—	—	47,500

	295,288	229,222	829,004	784,041

Income (loss) from continuing operations before income taxes	(20,091)	20,145	(3,756)	(16,928)
Provision for (benefit from) income taxes	(7,678)	7,618	3	11,724

Income (loss) from continuing operations	(12,413)	12,527	(3,759)	(28,652)
Income (loss) from discontinued operations, net of tax	761	(800)	1,178	(606)
Loss from write-downs of discontinued operations, net of tax	(10,908)	—	(12,560)	(3,883)
Cumulative effect of accounting change, net of tax	(86,910)	—	(86,910)	—

Net income (loss)	$(109,470)	$11,727	$(102,051)	$(33,141)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in thousands of dollars)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(109,470)	$11,727	$(102,051)	$(33,141)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	2,106	(6,339)	2,794	(8,837)
Foreign currency translation adjustment	1,000	(2,040)	13,587	604

Comprehensive income (loss)	$(106,364)	$3,348	$(85,670)	$(41,374)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands of dollars)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(102,051)	$(33,141)
Adjustments:
Depreciation and amortization	126,187	81,668
Loss from discontinued operations, net of tax	11,382	4,489
Cumulative effect of accounting change	86,910	—
Bad debt expense	3,030	2,800
Gain on sale of property, plant and equipment	(528)	(7,033)
Equity in income of non-consolidated affiliates, net of dividends received	(16,770)	(7,357)
Loss on investments and charges for non-consolidated affiliates	—	12,100
Gain on derivative instruments	(2,078)	(1,530)
Provision for inventory impairment and reserves	2,838	7,826
Goodwill impairment	—	47,500
Restricted stock compensation expense	732	254
Pay-in-kind interest on Schlumberger notes	15,914	12,199
Deferred income taxes	(8,810)	8,247
Changes in assets and liabilities:
Accounts receivable and notes	(615)	64,249
Inventory	317	(8,997)
Costs and estimated earnings versus billings on uncompleted contracts	16,319	25,968
Accounts payable and other liabilities	(21,669)	(61,489)
Advance billings	(8,496)	(6,224)
Other	4,691	(6,561)

Net cash provided by continuing operations	107,303	134,968
Net cash provided by discontinued operations	2,202	446

Net cash provided by operating activities	109,505	135,414

Cash flows from investing activities:
Capital expenditures	(105,189)	(183,154)
Payments for deferred lease transaction costs	(1,580)	(1,569)
Proceeds from sale of property, plant and equipment	21,970	51,741
Cash used for business acquisitions, net	(15,000)	(7,400)
Proceeds from business divestitures	500	—
Cash returned from non-consolidated affiliates	—	4,009
Cash used to acquire investments in and advances to non-consolidated affiliates	(401)	—

Net cash used in continuing operations	(99,700)	(136,373)
Net cash provided by (used in) discontinued operations	23,729	(17,079)

Net cash used in investing activities	(75,971)	(153,452)

Cash flows from financing activities:
Net borrowings on revolving credit facility	15,500	35,500
Payments for debt issue costs	(831)	(581)
Net borrowings (repayments) of other debt	3,307	(2,103)
Partner’s contribution (distribution)	(18,967)	(13,405)

Net cash provided by continuing operations	(991)	19,411
Net cash used in discontinued operations	(18,538)	(509)

Net cash provided by (used in) financing activities	(19,529)	18,902

Effect of exchange rate changes on cash and equivalents	439	(1,869)

Net increase (decrease) in cash and cash equivalents	14,444	(1,005)
Cash and cash equivalents at beginning of period	19,011	23,191

Cash and cash equivalents at end of period	$33,455	$22,186

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

Stock-Based Compensation

Certain of our employees participate in stock option plans that provide for the granting of options to purchase Hanover common shares. In accordance with Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) HCLP measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The following pro forma net income (loss) and earnings (loss) per share data illustrates the effect on net income (loss) if the fair value method had been applied to all outstanding and unvested stock options in each period (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$(109,470)	$11,727	$(102,051)	$(33,141)
Add back: Restricted stock grant expensed, net of tax	256	110	476	165
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(757)	(663)	(1,799)	(1,539)

Pro forma net income (loss)	$(109,971)	$11,174	$(103,374)	$(34,515)

In July 2003, we granted 430,000 restricted shares of Hanover common stock to certain employees as part of an incentive compensation plan. The restricted stock grants vest equally over four years. As of September 30, 2003, 514,000 restricted shares were outstanding under our incentive compensation plans. We will recognize compensation expense equal to the fair value of the stock at the date of grant over the vesting period related to these grants. During the nine months ended September 30, 2003 and 2002, we recognized $732,000 and $254,000, respectively, in compensation expense related to these grants.

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the 2003 financial statement classification as more fully discussed in Notes 11 and 13. These reclassifications have no impact on net income.

2. BUSINESS ACQUISITIONS AND COMBINATIONS

2003 Acquisitions

In August 2003, we exercised our option to acquire the remaining 49% interest in Belleli Energy S.r.l. . (“Belleli”), for approximately $15 million. Belleli is an Italian-based engineering, procurement and construction company that engineers and manufactures desalination plants and heavy wall reactors for refineries and processing plants for use primarily in Europe and the Middle East. Belleli has three manufacturing facilities, one in Mantova, Italy and two in the United Arab Emirates (Jebel Ali and Hamriyah). In November 2002, we increased our ownership in Belleli to 51% and began consolidating the results of Belleli’s operations. We are in the process of completing our valuation of Belleli’s intangible assets and expect that our evaluation will be completed during the fourth quarter of 2003.

2002 Acquisitions

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

In July 2002, we acquired a 92.5% interest in Wellhead Power Gates, LLC (“Gates”) for approximately $14.4 million and had loaned approximately $6 million to Gates prior to our acquisition. Gates is a developer and owner of a forty-six megawatt cycle power facility in Fresno County, California. This investment was accounted for as a consolidated subsidiary and was classified as an asset held for sale and its operating results were reported in income (loss) from discontinued operations, until sold in September 2003. See Note 13 for a discussion of discontinued operations.

In July 2002, we acquired a 49.0% interest in Wellhead Power Panoche, LLC (“Panoche”) for approximately $6.8 million and had loaned approximately $5.0 million to Panoche prior to the acquisition of our interest. Panoche is a developer and owner of a forty-nine megawatt cycle power facility in Fresno County, California, which is under contract with the California Department of Water Resources. This investment was classified as an asset held for sale and the equity income (loss) from this non-consolidated subsidiary was reported in income (loss) from discontinued operations, until sold in June 2003. See Note 13 for a discussion of discontinued operations.

In July 2002, we acquired certain assets of Voyager Compression Services, LLC a natural gas compression services company located in Gaylord, Michigan, for approximately $2.5 million in cash.

3. INVENTORIES

Inventory consisted of the following amounts (in thousands):

	September 30, 2003	December 31, 2002
Parts and supplies	$109,950	$114,833
Work in progress	38,292	37,790
Finished goods	10,329	13,381

	$158,571	$166,004

As of September 30, 2003 and December 31, 2002 we had inventory valuation reserves of approximately $13.4 million and $14.2 million, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Compression equipment, plants and related facilities and other rental assets	$2,393,790	$1,261,241
Land and buildings	90,182	86,732
Transportation and shop equipment	75,830	75,443
Other	42,537	31,888

	2,602,339	1,455,304
Accumulated depreciation	(555,652)	(287,629)

	$2,046,687	$1,167,675

During the quarter ended September 30, 2003, we recorded a $14.4 million impairment charge in depreciation expense to write-down a portion of our rental fleet to be sold or scrapped.

On July 1, 2003, we adopted the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”) as they relate to the special purpose entities that lease compression equipment to us. As a result of the adoption, we added approximately $1,089 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet as a result of the sale leaseback transactions. See Note 6 for a discussion of the impact of our partial adoption of FIN 46.

5. BORROWINGS

Short-term debt

Short-term debt consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Belleli—factored receivables	$22,815	$15,970
Belleli—revolving credit facility	12,441	11,964
Other, interest at 5.0%, due 2004	5,295	4,063

Short-term debt	$40,551	$31,997

In November 2002, we increased our ownership in Belleli to 51%. In August 2003, we exercised our option to purchase the remaining interest not owned by us (see Note 2). Belleli has financed its operations through the factoring of its receivables. Such factoring is typically short term in nature and at September 30, 2003 bore interest at a weighted average rate of 4.0%. In addition, Belleli’s revolving credit facilities bore interest at a weighted average rate of 3.7% and 3.0% at September 30, 2003 and December 31, 2002, respectively. These revolving credit facilities expire in December 2003 and are partially secured by letters of credit issued and outstanding under Hanover’s bank credit facility of $9.4 million as of September 30, 2003.

Long-term debt

Long-term debt consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Bank credit facility	$172,000	$156,500
1999A Equipment lease notes, interest at 3.4%, due June 2004*	194,000	—
2000A Equipment lease notes, interest at 3.4%, due March 2005*	193,600	—
2000B Equipment lease notes, interest at 3.4%, due October 2005*	167,411	—
2001A Equipment lease notes, interest at 8.5%, due September 2008*	300,000	—
2001B Equipment lease notes, interest at 8.8%, due September 2011*	250,000	—
PIGAP note, interest at 6.0%, due 2053	59,756	—
Real estate mortgage, interest at 3.19%, collateralized by certain land and buildings, payable through September 2004	3,000	3,250
Other, interest at various rates, collateralized by equipment and other assets, net of unamortized discount	2,049	4,101

	1,341,816	163,851
Less—current maturities	(197,762)	(1,744)

Long-term debt	$1,144,054	$162,107

*	See Note 6 for a discussion of the impact of adoption of FIN 46.

Maturities of long-term debt (excluding interest to be accrued thereon) at September 30, 2003 are (in thousands): 2003—$367; 2004—$369,511; 2005—$361,511; 2006—$407; 2007—$41; 2008—$300,045; and $309,934 thereafter.

In February 2003, we executed an amendment to our bank credit facility (our “bank credit facility”) and the agreements related to certain of our compression equipment lease obligations that we entered into in 1999 and 2000. The amendment, which was effective as of December 31, 2002, modified certain financial covenants to allow us greater flexibility in accessing the capacity under the bank credit facility to support our short-term liquidity needs. In addition, at the higher end of our permitted consolidated leverage ratio, the amendment increased the commitment fee under the bank credit facility by 0.125% and increased the interest rate margins used to calculate the applicable interest rates under all of the agreements by up to 0.75%. Any increase in our interest costs as a result of the amendment as compared to the bank credit facility prior to the amendment depends on our consolidated leverage ratio at the end of each quarter, the amount of indebtedness outstanding and the interest rate quoted for the benchmark selected by us. As part of the amendment, we granted the lenders under these agreements a security interest in the inventory, equipment and certain other property of Hanover and its domestic subsidiaries, and pledged 66% of the equity interest in certain of our foreign subsidiaries. This amendment also restricts our capital spending to $200 million in 2003. In consideration for obtaining the amendment, we agreed to pay approximately $1.8 million in fees to the lenders under these agreements.

Our bank credit facility as so amended provides for a $350 million revolving credit facility that matures on November 30, 2004. Advances bear interest at (a) the greater of the administrative agent’s prime rate, the federal funds effective rate, or the base CD rate, or (b) a eurodollar rate, plus, in each case, a specified margin (3.4% and 3.2% weighted average interest rate at September 30, 2003 and December 31, 2002, respectively). A commitment fee based upon a percentage of the average available commitment is payable quarterly to the lenders participating in the bank credit facility. This fee ranges from 0.25% to 0.50% per annum and fluctuates with our consolidated leverage ratio. In addition to the drawn balance on our bank credit facility, as of September 30, 2003, we had $71.7 million in letters of credit outstanding under the bank credit facility. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets. Our bank credit facility also limits the payment of cash dividends on our common stock to 25% of our net income for the period from December 1, 2001 through November 30, 2004.

As of September 30, 2003, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, agreements related to our compression equipment lease obligations and indentures. Giving effect to the covenant limitations in our bank credit facility, the liquidity available under that facility as of September 30, 2003 was approximately $25 million. Our cash balance amounted to $33.5 million at September 30, 2003. Because our bank credit facility will mature in November 2004, it will be reported as a current liability on our balance sheet for the year ended December 31, 2003, if not amended or replaced prior to such date.

While there is no assurance, we believe based on our current projections that we will be in compliance with the financial covenants in our bank credit facility and the agreements related to our compression equipment lease obligations at December 31, 2003, although, with respect to certain of the covenants, a relatively small change in our actual results as compared to our current projections could cause us not to be in compliance with such covenants.

Under the February 2003 amendment, certain of the financial covenants contained in our bank credit facility and the agreements related to certain of our compression equipment lease obligations revert back to more restrictive covenants with which we must be in compliance at the end of each fiscal quarter ending after December 31, 2003, or we will be in default under the bank credit facility. With respect to the more restrictive financial covenants that will be in effect at March 31, 2004, if our bank credit facility is not amended or replaced by such date, we believe based on our current projections that we would probably not be in compliance with such covenants at such date. However, we currently have bank commitments totaling $345 million for a new bank credit facility (the “Proposed Bank Credit Facility”) with different and/or less restrictive covenants which would apply to us for fiscal quarters ending after December 31, 2003. While there is no assurance, we believe based on our current projections that we will be in compliance with the financial covenants contained in the Proposed Bank Credit Facility at March 31, 2004.

The bank commitments under the Proposed Bank Credit Facility expire on December 31, 2003, and if we do not close the Proposed Bank Credit Facility prior to that date, we will have to request that the banks extend their commitments. There is no assurance that the banks will extend their commitments on the same terms or at all. In addition, the closing of this Proposed Bank Credit Facility is contingent on the finalization of documentation, the contemporaneous or earlier closing of at least $275 million of specified new financing to repay the $200 million 1999A equipment lease and a portion of our bank credit facility borrowings and satisfaction of other customary conditions. There is no assurance that we will be able to satisfy all the conditions to close the Proposed Bank Credit Facility, including in particular the requirement to effect at least $275 million of new financings on required terms. If we are not able to close the Proposed Bank Credit Facility on a timely basis, then we expect to seek an amendment or waiver of the applicable financial covenants in our existing agreements. Although we believe we would be able to obtain a satisfactory amendment or waiver, there is no assurance we will be able to do so. Such an amendment or waiver could impose additional restrictions on us and could involve additional fees payable to the banks, which could be significant. If we are unable to meet the applicable financial covenants under our bank credit facility and we fail to obtain an amendment or waiver with respect thereto, then we could be in default under our bank credit facility and certain of our agreements related to our compression equipment lease obligations and other debt. A default under our bank credit facility or these agreements would trigger cross-default provisions in certain of our other debt agreements. Such defaults would have a material adverse effect on the Company’s liquidity, financial position and operations.

In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements), or Hanover’s “coverage ratio,” is greater than 2.25 to 1.0 and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements for our 2001A and 2001B sale leaseback transactions define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of September 30, 2003, Hanover’s coverage ratio was less than 2.25 to 1.0 and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing indebtedness. We believe the Proposed Credit Facility is within the types of refinancing indebtedness allowed under these agreements.

Due to General Partner

In January 2003, Hanover gave notice of its intent to exercise its right to put its interest in the PIGAP II joint venture back to Schlumberger. If not exercised, the put right would have expired as of February 1, 2003. Hanover acquired its interest in PIGAP II as part of its purchase of Production Operators Corporation’s natural gas compression business, ownership interest in certain joint venture projects in South America, and related assets (“POC”) from Schlumberger in August 2001. PIGAP II is a joint venture that operates a natural gas compression facility in Venezuela and is currently owned 70% by a subsidiary of The Williams Companies Inc. and 30% by Hanover. On May 14, 2003, Hanover and HCLP entered into an agreement with Schlumberger to terminate Hanover’s right to put its interest in the PIGAP II joint venture to Schlumberger. Hanover also agreed with Schlumberger to restructure the $150 million subordinated note that Schlumberger received from Hanover in August 2001 as part of the purchase price for the acquisition of POC. As a result, Hanover retained their ownership interest in PIGAP II.

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

As of March 31, 2003, the date from which the interest rate was adjusted, the $150 million subordinated note had an outstanding principal balance of approximately $171 million, including accrued interest. Under the restructured terms, the maturity of the restructured note has been extended to March 31, 2007, from the original maturity of December 31, 2005. The note is a zero coupon note with original issue discount accreting at 11.0% for its remaining life, up to a total principal amount of $262.6 million payable at maturity. The note will accrue an additional 2.0% interest upon the occurrence and during the continuance of an event of default under the note. The note will also accrue an additional 3.0% interest if Hanover’s consolidated leverage ratio, as defined in the note agreement, exceeds 5.18 to 1.0 as of the end of two consecutive fiscal quarters. Notwithstanding the foregoing, the note will accrue additional interest of a total of 3.0% if both of the previously mentioned circumstances occur. The note also contains a covenant that limits Hanover’s and HCLP’s ability to incur additional indebtedness if Hanover’s consolidated leverage ratio exceeds 5.6 to 1.0, subject to certain exceptions. Schlumberger will no longer have a first call on any proceeds from the issuance of any shares of capital stock or other equity interests by Hanover and the note is not callable by Hanover until March 31, 2006. As agreed upon with Schlumberger, Hanover has agreed to bear the cost of and has filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the restructured note by Schlumberger. HCLP entered into a $150 million intercompany obligation payable to its general partner which has the same general terms as the old and new note between Hanover and Schlumberger. As of September 30, 2003, the amount due under this obligation was $180.5 million.

Also on May 14, 2003, Hanover and HCLP agreed with Schlumberger Surenco, an affiliate of Schlumberger, to the modification of the repayment terms of a $58 million obligation that was accounted for as a contingent liability on Hanover’s balance sheet since the acquisition of POC and was associated with the PIGAP II joint venture. The obligation was converted into a non-recourse promissory note (“PIGAP Note”) payable by Hanover Cayman Limited, an indirect wholly-owned consolidated subsidiary of HCLP, with a 6% interest rate compounding semi-annually until maturity in December 2053. Upon the closing of the project financing by the PIGAP II joint venture in October 2003, this note was paid in full (see Note 14). Prior to May 14, 2003, HCLP had entered into a $58 million obligation payable to its general partner which had the same general terms as the old obligation between Hanover and Schlumberger Surenco. On May 14, 2003, the obligation to the general partner was replaced with the PIGAP Note.

For financial accounting purposes, the above described changes to the amount due to our general partner and PIGAP Note were not considered an extinguishment of debt, but have been accounted for as debt modifications which resulted in no income or expense recognition related to the transaction.

6. LEASING TRANSACTIONS AND ACCOUNTING CHANGE FOR FIN 46

Leasing Transactions

We are the lessee in five transactions involving the sale of compression equipment by us to special purpose entities, which in turn lease the equipment back to us. At the time we entered into the leases, these transactions had a number of advantages over other sources of capital then available to us. The sale leaseback transactions (i) enabled us to affordably extend the duration of our financing arrangements and (ii) reduced our cost of capital.

Prior to our first sale leaseback transaction in 1998, we financed our growth in compression assets by drawing down on our bank credit facility with a commercial bank. While highly flexible and well priced, the bank credit facility represented a short term funding strategy to finance long-term assets. Sale leaseback transactions can reduce refinancing risk by extending the duration of our capital commitments.

Sale leaseback transactions also provided capital to us at a lower cost compared to other sources then available to us. Lenders to the special purpose entities did not require as high a rate of interest because their capital risk is mitigated by a perfected, first priority security interest in the compression equipment, as well as a residual value guarantee provided by us. The reduced capital risk associated with our sale leaseback transactions had the effect of reducing our leasing expense as compared to an unsecured borrowing. We will continue to evaluate sale leaseback transactions as well as consider other forms of financing for cost effectiveness as future capital needs arise.

We also believe that the sale leaseback transactions represent a source of capital in addition to the commercial bank financing that we traditionally use. This diversification of our capital sources has broadened our access to capital and allowed us to expand our operations.

In August 2001 and in connection with the acquisition of POC, we completed two sale leaseback transactions involving certain compression equipment. Concurrent with these transactions, we exercised our purchase option under our July 1998 operating lease for $200.0 million. Under one sale leaseback transaction, we received $309.3 million in proceeds from the sale of compression equipment. Under the second sale leaseback transaction, we received $257.8 million in proceeds from the sale of additional compression equipment. Under the first transaction, the equipment was sold and leased back by us for a seven year period and will continue to be deployed by us in the normal course of our business. The agreement calls for semi-annual rental payments of approximately $12.8 million in addition to quarterly rental payments of approximately $0.2 million. Under the second transaction, the equipment was sold and leased back by us for a ten year period and will continue to be deployed by us in the normal course of our business. The agreement calls for semi-annual rental payments of approximately $10.9 million in addition to quarterly rental payments of approximately $0.2 million. We have options to repurchase the equipment under certain conditions as defined by the lease agreements. Through September 30, 2003, we incurred transaction costs of approximately $18.6 million related to these transactions. These costs are included in intangible and other assets and are being amortized over the respective lease terms.

In October 2000, we completed a $172.6 million sale leaseback transaction of compression equipment. In March 2000, we entered into a separate $200.0 million sale leaseback transaction involving certain compression equipment. Under the March transaction, we received proceeds of $100.0 million from the sale of compression equipment at the first closing in March 2000, and in August 2000, we completed the second half of the equipment lease and received an additional $100.0 million for the sale of additional compression equipment. In June 1999, we completed a $200.0 million sale leaseback transaction involving certain compression equipment. Under these lease agreements, the equipment was sold and leased back by us for a five year term and will be used by us in our business. We have options to repurchase the equipment under the 2000 and 1999 leases, subject to certain conditions set forth in these lease agreements. The lease agreements call for variable quarterly payments that fluctuate with the London Interbank Offering Rate and have covenant restrictions similar to our bank credit facility. We incurred an aggregate of approximately $7.5 million in transaction costs for the leases entered into in 2000 and 1999, which are included in intangible and other assets on the balance sheet and are being amortized over the respective lease terms of the respective transactions.

The following table summarizes the proceeds and the residual guarantee (maximum exposure to loss) and the lease termination date for equipment leases (in thousands of dollars):

Lease	Sale Proceeds	Residual Value Guarantee	Lease Termination Date
1999A Equipment lease	$200,000	$166,000	June 2004
2000A Equipment lease	200,000	166,000	March 2005
2000B Equipment lease	172,589	142,299	October 2005
2001A Equipment lease	309,300	232,000	September 2008
2001B Equipment lease	257,750	175,000	September 2011

	$1,139,639	$881,299

We made residual value guarantees under these lease agreements that are due upon termination of the leases and which may be satisfied by a cash payment or the exercise of our equipment purchase options under the terms of the lease agreements. The residual value guarantees and other lease terms, which are based on negotiation between HCLP and third party lessors, were supported by equipment appraisals and analysis.

In connection with the compression equipment leases entered into in August 2001, the Company was obligated to prepare registration statements and complete an exchange offering to enable the holders of the notes issued by the lessors to exchange their notes with notes registered under the Securities Act of 1933. Because of the restatement of our financial statements, the exchange offering was not completed pursuant to the time line required by the agreements and the Company was required to pay additional lease expense in an amount equal to $105,600 per week until the exchange offering was completed. The additional lease expense began accruing on January 28, 2002 and increased the Company’s lease expense by $5.1 million during 2002. The registration statements became effective in February 2003. The exchange offer was completed and the requirement to pay the additional lease expense ended on March 13, 2003.

In February 2003, we executed an amendment to our bank credit facility and the compression equipment leases entered into in 1999 and 2000 (see Note 5).

Accounting Change

Prior to July 1, 2003, these five lease transactions were recorded as a sale and leaseback of the compression equipment and were treated as operating leases for financial reporting purposes. On July 1, 2003, we adopted the provisions of FIN 46 as they relate to the special purpose entities that lease compression equipment to us. As a result of the adoption, we added approximately $1,089 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet as a result of the sale leaseback transactions. On July 1, 2003, we recorded a $133.7 million charge ($86.9 million net of tax) to record the cumulative effect from the adoption of FIN 46 related to prior period depreciation of the compression equipment assets. Additionally, we estimate that, after adoption, we will record approximately $17 million per year in additional depreciation expense on our leased compression equipment as a result of the inclusion of the compression equipment on our balance sheet and will also record the payments made under our compression equipment leases as interest expense. As of September 30, 2003, the compression assets that are owned by the entities that lease equipment to us but are now included in property plant and equipment in our consolidated financial statements had a net book value of approximately $983.3 million, including improvements made to these assets after the sale leaseback transactions.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Accrued salaries, bonuses and other employee benefits	$29,737	$21,024
Accrued income and other taxes	23,237	24,095
Accrued leasing expense	—	23,465
Current portion of hedge instruments	12,233	16,082
Accrued interest	7,945	253
Accrued other	41,750	41,210

	$114,902	$126,129

8. ACCOUNTING FOR DERIVATIVES

We adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137 and SFAS 138, effective January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, we entered into two interest rate swaps with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. These swaps were to expire in July 2001; however, they were extended for an additional two years at the option of the counterparty and expired in July 2003. The difference paid or received on the swap transactions was recorded as an accrued liability and recognized in leasing expense in all periods before July 1, 2003, and in interest expense thereafter. Because management decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty, we recognized an unrealized gain of approximately $4.1 million and $1.5 million, respectively, related to the change in the fair value of these interest rate swaps in lease expense in our statement of operations during the nine months ended September 30, 2003 and 2002 and recognized an unrealized gain of approximately $0.5 million in interest expense during the three months ended September 30, 2003. Prior to July 1, 2003, these amounts, which were reported as “Change in Fair Value of Derivative Financial Instruments” in our Consolidated Statement of Operations and have been reclassified as interest and lease expense in the attached Condensed Consolidated Statement of Operations. The fair value of these interest rate swaps fluctuated with changes in interest rates over their terms and the fluctuations were recorded in our statement of operations.

During the second quarter of 2001, we entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

Lease	Maturity Date	Strike Rate	Notional Amount
March 2000	March 11, 2005	5.2550%	$100,000,000
August 2000	March 11, 2005	5.2725%	$100,000,000
October 2000	October 26, 2005	5.3975%	$100,000,000

These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the nine months ended September 30, 2003 and 2002, we recorded income of approximately $4.3 million and a loss of $13.6 million, respectively, related to these three swaps, ($2.8 million and $8.8 million, net of tax) in other comprehensive income. As of September 30, 2003, a total of approximately $12.2 million was recorded in current liabilities and approximately $6.5 million in long-term liabilities with respect to the fair value adjustment related to these three swaps.

The counterparties to the interest rate swap agreements are major international financial institutions. We continually monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

9. COMMITMENTS AND CONTINGENCIES

HCLP has issued the following guarantees which are not recorded on our accompanying balance sheet:

	Term	Maximum Potential Undiscounted Payments as of September 30, 2003
		(in thousands)
Performance guarantees through letters of credit (1)	2003-2007	33,898
Standby letters of credit	2003-2004	37,811
Bid bonds and performance bonds (1)	2003-2007	76,290

(1)	We have issued guarantees to third parties to ensure performance of our obligations some of which may be fulfilled by third parties.

Hanover has guaranteed the amount of debt listed below, which is a percentage of the total debt of these non-consolidated affiliates equal to our ownership percentage in such affiliate.

	Term	Maximum Potential Undiscounted Payments as of September 30, 2003
		(in thousands)
Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium (1)	2005	10,296
El Furrial (1)	2013	41,027

As part of the POC acquisition purchase price, Hanover may be required to make a contingent payment to Schlumberger based on the realization of certain tax benefits by Hanover over the next 15 years. To date we have not realized any of such tax benefits or made any payments to Schlumberger in connection with them.

Litigation and Securities and Exchange Commission Investigation

Commencing in February 2002, approximately 15 putative securities class action lawsuits were filed against Hanover and certain of its current and former officers and directors in the United States District Court for the Southern District of Texas. These class actions (together with subsequently filed actions) were consolidated into one case, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust, On Behalf of Itself and All Others Similarly Situated, Civil Action No. H-02-0410, naming as defendants Hanover, Mr. Michael J. McGhan, Mr. William S. Goldberg and Mr. Michael A. O’Connor. The complaints asserted various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified amounts of compensatory damages, interest and costs, including legal fees. The court entered an order appointing Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust and others as lead plaintiffs on January 7, 2003 and appointed Milberg, Weiss, Bershad, Hynes & Lerach LLP as lead counsel. On September 5, 2003, lead plaintiffs filed an amended complaint in which they continued to seek relief under Sections 10(b) and 20(a) of the Securities Exchange Act against Hanover, certain former officers and directors and our auditor, PricewaterhouseCoopers LLP, on behalf of themselves and the class of persons who purchased Hanover securities between May 4, 1999 and December 23, 2002.

Commencing in February 2002, four derivative lawsuits were filed in the United States District Court for the Southern District of Texas, two derivative lawsuits were filed in state district court for Harris County, Texas (one of which was nonsuited and the second of which was removed to Federal District Court for the Southern District of Texas) and one derivative lawsuit was filed in the Court of Chancery for the State of Delaware in and for New Castle County. These derivative lawsuits, which were filed by certain of Hanover’s shareholders purportedly on behalf of Hanover, alleged, among other things, that Hanover’s directors breached their fiduciary duties to shareholders and sought unspecified amounts of damages, interest and costs, including legal fees The derivative lawsuits in the United States District Court for the Southern District of Texas were consolidated on August 19 and August 26, 2002 into the Harbor Finance Partners derivative lawsuit. With that consolidation, the pending derivative lawsuits were:

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

On October 2, 2003, the Harbor Finance Partners derivative lawsuit was consolidated into the Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust securities class action.

On and after March 26, 2003, three plaintiffs filed separate putative class actions against Hanover, certain named individuals and other purportedly unknown defendants, in the United States District Court for the Southern District of Texas. The alleged class is comprised of persons who participated in or were beneficiaries of The Hanover Companies Retirement and Savings Plan, which was established by Hanover pursuant to Section 401(k) of the United States Internal Revenue Code of 1986, as amended. The purported class action seeks relief under the Employee Retirement Income Security Act (ERISA) based upon Hanover’s and the individual defendants’ alleged mishandling of Hanover’s 401(k) Plan. The three ERISA putative class actions are entitled: Kirkley v. Hanover, Case No. H-03-1155; Angleopoulos v. Hanover, Case No. H-03-1064; and Freeman v. Hanover, Case No. H-03-1095. On August 1, 2003, the three ERISA class actions were consolidated into the Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust federal securities class action. On October 9, 2003, a consolidated amended complaint was filed by the plaintiffs in the ERISA class action against Hanover, Michael McGhan, Michael O’Connor and William Goldberg , which included the same allegations as indicated above, and was filed on behalf of themselves and a class of persons who purchased or held Hanover securities in their 401(k) Plan between May 4, 1999 and December 23, 2002.

On May 12, 2002, Hanover reached an agreement, subject to court approval, to settle the claims underlying the securities class actions, the ERISA class actions and the shareholder derivative actions described above. The terms of the proposed settlement provide for Hanover to: (i) make a cash payment of approximately $30 million (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (ii) issue 2.5 million shares of Hanover’s common stock, and (iii) issue a contingent note with a principal amount of $6.7 million. The note is payable, together with accrued interest, on March 31, 2007 but can be extinguished (with no monies owing under it) if Hanover’s common stock trades at or above the average price of $12.25 per share for 15 consecutive days at any time between March 31, 2004 and March 31, 2007. As part of the settlement, Hanover has also agreed to implement corporate governance enhancements, including allowing large shareholders to participate in the process to appoint two independent directors to Hanover’s Board. Hanover’s and HCLP’s auditor, PricewaterhouseCoopers LLP, is not a party to the settlement and will continue to be a defendant in the consolidated securities class action.

GKH Investments, L.P. and GKH Private Limited (collectively “GKH”), which together own approximately ten percent of Hanover’s outstanding common stock and which sold shares in Hanover’s March 2001 secondary offering of common stock, are parties to the proposed settlement and have agreed to settle claims against them that arise out of that offering as well as other potential securities, ERISA, and derivative claims. The terms of the proposed settlement provide for GKH to transfer 2.5 million shares of Hanover common stock from their holdings or from other sources.

On July 18, 2003, the parties entered into an Amended Memorandum of Understanding which did not alter the aggregate amount to be paid under the settlement described above, but in which the counsel for the named plaintiffs in the Angleopoulos and the Freeman ERISA class actions agreed to become parties to the settlement. As partial consideration therefore, it was agreed that an additional $0.8 million (for a total of $1.8 million) from the settlement fund that was previously designated for relief for the securities class actions would be reallocated to provide relief in connection with the ERISA class actions. On October 13, 2003, the parties entered into a Second Amended and Restated Memorandum of Understanding that included an additional $225,000 contribution to the settlement (to be funded equally by Hanover and GKH) and by which counsel in the Harbor Finance derivative action became a party to the settlement. As part of this arrangement, Hanover agreed to certain additional governance procedures including certain enhancements to its code of conduct.

On October 23, 2003, the parties to the Second Amended and Restated Memorandum of Understanding entered into a Stipulation of Settlement which, subject to court approval, will fully and finally resolve all of the securities class actions, ERISA class actions and shareholder derivative actions filed against Hanover and certain other individuals. PricewaterhouseCoopers LLP is not a party to the Stipulation of Settlement and will remain a defendant in the federal securities class action. On October 24, 2003, the parties moved the court for preliminary approval of the proposed settlement and sought permission to provide notice to the potentially affected persons and to set a date for a final hearing to approve the proposed settlement. The settlement, therefore, remains subject to court approval and could be the subject of an objection by potentially affected persons.

On November 14, 2002, the SEC issued a Formal Order of Private Investigation relating to the matters involved in the restatements of Hanover’s financial statements. Hanover has cooperated fully with the Fort Worth District Office Staff of the SEC and anticipate reaching a resolution of the SEC Staff’s investigation in a manner which is generally consistent with resolutions reached in similar situations. Hanover understands that any resolution reached with the Staff of the Fort Worth District Office of the SEC has no legal effect until it is reviewed and, if appropriate, approved by the SEC. As such, Hanover does not anticipate announcing any resolution of the SEC Staff’s investigation unless and until such resolution is approved by the SEC. While Hanover does not currently anticipate that any resolution reached with the SEC would have a material adverse impact on the business, consolidated financial condition, results of operations or cash flows of Hanover, there can be no assurances in this regard at this time.

As of September 30, 2003, Hanover had incurred approximately $14.0 million in legal related expenses in connection with Hanover’s internal investigations, the putative class action securities lawsuits, the derivative lawsuit and the SEC investigation. Of this amount, Hanover advanced approximately $2.2 million on behalf of Hanover’s current and former officers and directors in connection with the above-named proceedings. Hanover intends to advance the litigation costs of its officers and directors, subject to the limitations imposed by Delaware and other applicable law and Hanover’s certificate of incorporation and bylaws. In addition at September 30, 2003, Hanover expects to incur approximately $4.4 million in additional legal fees and administrative expenses in connection with the settlement of the securities-related litigation, the SEC investigation and advances on behalf of current and former officers and directors for legal fees that HCLP may have to fund through an advance or distribution of capital to Hanover. However, costs incurred after March 31, 2003, in connection with the securities-related litigation and settlement thereof will be expensed by Hanover. Prior to March 31, 2003 HCLP had expensed approximately $9.7 million of legal related costs.

On June 25, 1999, we notified the Air Quality Bureau of the Environmental Protection Division, New Mexico Environment Department of potential violations of regulatory and permitting requirements. The violations included failure to conduct required performance tests, failure to file required notices and failure to pay fees for compressor units located on sites for more than one year. We promptly paid the required fees and corrected the violations. On June 12, 2001, after the violations had been corrected, the Director of the Division issued a compliance order to us in connection with the alleged violations. The compliance order assessed a civil penalty of $15,000 per day per regulatory violation and the permit; no total penalty amount was proposed in the compliance order. On October 3, 2003, the Division notified us that the total proposed penalty would be $759,072. However, since the alleged violations had been self-disclosed, that amount was reduced to $189,768. We expect to respond to the penalty assessment, challenging some of the calculations, and will propose an alternative settlement amount, which we expect to be less than $100,000.

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

10. RELATED-PARTY TRANSACTIONS

In connection with the restatements announced by Hanover in 2002, certain of Hanover’s present and former officers and directors have been named as defendants in putative stockholder class actions, stockholder derivative actions and have been involved with the investigation being conducted by the Staff of the SEC. Pursuant to the indemnification provisions of Hanover’s certificate of incorporation and bylaws, Hanover advanced legal fees on behalf of certain employees, officers and directors involved in these proceedings. In connection with these proceedings, Hanover incurred, on behalf of indemnified officers and directors, during 2002 and the first nine months of 2003, $1.1 million and $1.1 million, respectively, in the aggregate.

During 2002, $0.4 million was advanced on behalf of former Hanover director and officer William S. Goldberg; $0.3 million was advanced on behalf of former Hanover director and officer Michael J. McGhan; $0.1 million was advanced on behalf of former Hanover officer Charles D. Erwin; $0.1 million was advanced on behalf of former Hanover officer Joe S. Bradford; $0.1 million was advanced on behalf of Hanover directors Ted Collins, Jr., Robert R. Furgason, Rene Huck (former director), Melvyn N. Klein, Michael A. O’Connor (former director), and Alvin V. Shoemaker, who were elected prior to 2002; and $0.1 million was advanced on behalf of Hanover directors I. Jon Brumley, Victor E. Grijalva, and Gordon T. Hall who were elected during 2002.

During 2003, $0.3 million was advanced on behalf of former Hanover director and officer William S. Goldberg; $0.2 million was advanced on behalf of former Hanover director and officer Michael J. McGhan; $0.1 million was advanced on behalf of former Hanover officer Charles D. Erwin; $0.1 million was advanced on behalf of former Hanover officer Joe S. Bradford; and $0.4 million was incurred on behalf of various employees of Hanover.

In 2001, Hanover advanced cash of $2.2 million in return for promissory notes to Michael J. McGhan, Hanover and HCLP’s former president and chief executive officer who resigned on August 1, 2002. The notes bore interest at 4.88%, matured on April 11, 2006, and were collateralized by personal real estate and Hanover common stock with full recourse. On May 19, 2003, Mr. McGhan paid in full the $2.2 million loan together with the applicable accrued interest.

On May 14, 2003, Hanover and HCLP entered into agreements with Schlumberger to terminate Hanover’s right to put our interest in the PIGAP II joint venture, to restructure a $150 million subordinated promissory note and to modify the repayment terms of a $58 million obligation (See Notes 5 and 14).

On July 30, 2003, we entered into a Membership Interest Redemption Agreement pursuant to which our 10% interest in Energy Transfer Group, LLC (“ETG”) was redeemed, and as a result we withdrew as a member of ETG. In consideration for the surrender of our 10% membership interest in ETG, pursuant to a Partnership Interest Purchase Agreement dated as of July 30, 2003, subsidiaries of ETG sold to certain of our subsidiaries their entire 1% interest in Energy Transfer Hanover Ventures, L.P. (“Energy Ventures”). As a result of the transaction, we now own, indirectly, 100% of Energy Ventures. Our 10% interest in ETG was carried on our books for no value. Ted Collins, Jr., a Director of Hanover, owns 100% of Azalea Partners, which in turn owns 13% of ETG.

11. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“SFAS 143”). SFAS 143 establishes the accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. This statement became effective for HCLP on January 1, 2003. The adoption of this new standard did not have a material effect on our consolidated results of operations, cash flows or financial position.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). The Statement updates, clarifies and simplifies existing accounting pronouncements. Provisions of SFAS 145 related to the rescission of Statement 4 became effective for us on January 1, 2003. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. We have adopted the provisions of the new standard, which had no material effect on our consolidated results of operations, cash flows or financial position.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 became effective for interim periods beginning after June 15, 2003. We have adopted the provisions of EITF 00-21, which did not have a material effect on our consolidated results of operations, cash flow or financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of the provisions of this interpretation did not have a material effect on our consolidated results of operations, cash flow or financial position.

In December 2002, the FASB issued Statement of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 were effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions that are included within these financial statements.

In January 2003, the FASB issued FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved by means other than through voting rights (“variable interest entities” or “VIEs”) and the determination of when and which business enterprise should consolidate the VIE in its financial statements (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. On October 8, 2003, the FASB provided a deferral of the latest date by which all public companies must adopt FIN 46. The deferral provides that FIN 46 be applied, at the latest, to the first reporting period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In addition, the deferral allowed companies to elect to adopt early the provisions of FIN 46 for some but not all of the variable interest they hold. Because we are still evaluating whether we will be required to make any other potential changes in connection with our adoption of FIN 46, we have not adopted the provisions of FIN 46 other than for the entities that lease compression equipment to us, as discussed below.

Prior to July 1, 2003, we entered into five lease transactions that were recorded as a sale and leaseback of the compression equipment and were treated as operating leases for financial reporting purposes. On July 1, 2003, we adopted the provisions of FIN 46 as they relate to the special purpose entities that lease compression equipment to us. As a result of the adoption, we added approximately $1,089 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet as a result of the sale leaseback transactions. On July 1, 2003, we recorded a $133.7 million charge ($86.9 million net of tax) to record the cumulative effect from the adoption of FIN 46 related to prior period depreciation of the compression equipment assets. Additionally, we estimate that, after adoption, we will record approximately $17 million per year in additional depreciation expense on our leased compression equipment as a result of the inclusion of the compression equipment on our balance sheet and will also record the payments made under our compression equipment leases as interest expense. As of September 30, 2003, the compression assets that are owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $983.3 million, including improvements made to these assets after the sale leaseback transactions.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement will be applied prospectively. We have adopted the provisions SFAS 149, which did not have a material effect on our consolidated results of operations, cash flow or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). The Statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, the FASB issued Staff Position 150-4 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $34.6 million in sale leaseback obligations that are currently reported as “Minority interest” on our Condensed Consolidated Balance Sheet pursuant to FIN 46 (see Note 6). These Minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of September 30, 2003, the yield rates on the outstanding equity certificates ranged from 4.4% to 9.5%. Equity certificate holders may receive a return of capital payment upon lease termination or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At September 30, 2003, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

12. REPORTABLE SEGMENTS

We manage our business segments primarily based upon the type of product or service provided. We have five principal industry segments: Domestic Rentals; International Rentals; Parts, Service and Used Equipment; Compressor and Accessory Fabrication; and Production and Processing Equipment Fabrication. The Domestic and International Rentals segments primarily provide natural gas compression and production and processing equipment rental and maintenance services to meet specific customer requirements on HCLP-owned assets. The Parts, Service and Used Equipment segment provides a full range of services to support the surface production needs of customers from installation and normal maintenance and services to full operation of a customer’s owned assets and surface equipment as well as sales of used equipment. The Compressor and Accessory Fabrication Segment involves the design, fabrication and sale of natural gas compression units and accessories to meet unique customer specifications. The Production and Processing Equipment Fabrication Segment designs, fabricates and sells equipment used in the production and treating of crude oil and natural gas and engineering, procurement and construction of heavy wall reactors for refineries and desalination plants.

We evaluate the performance of our segments based on segment gross profit. Segment gross profit for each segment includes direct operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, foreign currency translation, goodwill impairment, other expenses and income taxes. Amounts defined as “Other” include equity in income of nonconsolidated affiliates, results of other insignificant operations and corporate related items primarily related to cash management activities. Revenues include sales to external customers and intersegment sales. Intersegment sales are accounted for at cost, except for compressor fabrication sales which are accounted for on an arms length basis. Intersegment sales and any resulting profits are eliminated in consolidation. Identifiable assets are tangible and intangible assets that are identified with the operations of a particular segment or geographic region, or which are allocated when used jointly.

The following tables present sales and other financial information by industry segment for the three months ended September 30, 2003 and 2002.

	Domestic rentals	International rentals	Parts, service and used equipment	Compressor fabrication	Production equipment fabrication	Other	Eliminations	Consolidated
	(in thousands)
September 30, 2003:
Revenues from external customers	$82,823	$49,519	$45,581	$27,299	$61,942	$8,033	$—	$275,197
Intersegment sales	—	4,785	14,100	5,569	4,658	—	(29,112)	—

Total revenues	82,823	54,304	59,681	32,868	66,600	8,033	(29,112)	275,197

Gross profit	50,990	31,762	10,274	2,365	5,434	8,033	—	108,858
Identifiable assets	1,558,535	823,688	71,982	87,883	255,769	213,812	—	3,011,669

September 30, 2002:
Revenues from external customers	$80,818	$53,915	$47,597	$26,783	$35,022	$5,232	$—	$249,367
Intersegment sales	—	341	7,728	11,671	1,847	4,511	(26,098)	—

Total revenues	80,818	54,256	55,325	38,454	36,869	9,743	(26,098)	249,367

Gross profit	49,688	40,049	12,361	3,539	6,766	5,232	—	117,635
Identifiable assets	903,625	738,315	128,282	100,437	136,352	198,505	—	2,205,516

The following tables present sales and other financial information by industry segment for the nine months ended September 30, 2003 and 2002.

	Domestic rentals	International rentals	Parts, service and used equipment	Compressor fabrication	Production equipment fabrication	Other	Eliminations	Consolidated
	(in thousands)
September 30, 2003:
Revenues from external customers	$241,728	$151,973	$118,327	$85,099	$207,892	$20,229	$—	$825,248
Intersegment sales	—	14,020	54,673	10,190	17,643	—	(96,526)	—

Total revenues	241,728	165,993	173,000	95,289	225,535	20,229	(96,526)	825,248

Gross profit	147,685	104,291	32,546	8,562	21,677	20,229	—	334,990

September 30, 2002:
Revenues from external customers	$249,276	$143,612	$172,826	$85,284	$99,771	$16,344	$—	$767,113
Intersegment sales	—	1,057	39,689	56,625	8,211	8,397	(113,979)	—

Total revenues	249,276	144,669	212,515	141,909	107,982	24,741	(113,979)	767,113

Gross profit	159,918	103,757	28,922	11,400	15,442	16,344	—	335,783

13. DISCONTINUED OPERATIONS

During 2002, Hanover’s Board of Directors approved management’s plan to dispose of our non-oilfield power generation projects, which were part of our domestic rental business, and certain used equipment businesses, which were part of our parts and service business. These disposals meet the criteria established for recognition as discontinued operations under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 specifically requires that such amounts must represent a component of a business composed of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. These businesses have been reflected as discontinued operations in our statement of operations for the periods ended September 30, 2003 and 2002. We believe we will sell the majority of these assets during the remainder of 2003 or early in 2004 and the assets and liabilities are reflected as assets held for sale on our balance sheet.

Summary of operating results of the discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues and other:
Domestic rentals	$1,018	$1,126	$4,394	$1,126
Parts, service and used equipment	5,468	4,970	12,755	15,187
Equity in income of non-consolidated affiliates	—	—	550	—
Other	16	(192)	(77)	(40)

	6,502	5,904	17,622	16,273

Expenses:
Domestic rentals	179	196	972	196
Parts, service and used equipment	3,575	3,653	8,334	9,679
Selling, general and administrative	1,425	2,361	5,380	6,223
Depreciation and amortization	—	707	—	874
Interest expense	196	216	796	216
Other	—	5	371	15

	5,375	7,138	15,853	17,203

Income (loss) from discontinued operations before income taxes	1,127	(1,234)	1,769	(930)
Provision for (benefit from) income taxes	366	(434)	591	(324)

Income (loss) from discontinued operations	$761	$(800)	$1,178	$(606)

Summary balance sheet data for discontinued operations as of September 30, 2003 (in thousands):

	Used Equipment	Non-Oilfield Power Generation	Total
Current assets	$9,685	$10,724	$20,409
Property plant and equipment	901	1,384	2,285
Non-current assets	—	2	2

Assets held for sale	10,586	12,110	22,696

Current liabilities	—	957	957
Liabilities held for sale	—	957	957

Net assets held for sale	$10,586	$11,153	$21,739

Loss from the write-downs of discontinued operations was $10.9 million during the three months ended September 30, 2003 and include approximately $5.6 million in write-downs for power generation assets and $ 5.3 million in write-downs related to our used equipment businesses. During the nine months ended September 30, 2003, loss from the write-downs of discontinued operations were $12.6 million including approximately $7.3 million related to power generation and $5.3 million related to used equipment businesses. During the nine months ended September 30, 2002, loss from the write-downs of discontinued operations were $3.9 million related to our power generation assets. The losses relate to write-downs of our discontinued operations to their estimated market value.

In May 2003, we announced that we had agreed to sell our 49% membership interest in Panoche and our 92.5% membership interest in Gates to Hal Dittmer and Fresno Power Investors Limited Partnership, who currently own the remaining interests in Panoche and Gates. Panoche and Gates own gas-fired peaking power plants of 49 megawatts and 46 megawatts, respectively. The Panoche transaction closed in June 2003 and the Gates transaction closed in September 2003. Total consideration for the transactions was approximately $27.2 million consisting of approximately $6.4 million in cash, $2.8 million in notes that mature in May 2004, a $0.5 million note that matures September 2005 and the release of our obligations under a capital lease from GE Capital to Gates that had an outstanding balance of approximately $17.5 million at the time of the Gates closing. In addition, we were released from a $12 million letter of credit from us to GE Capital that was provided as additional credit support for the Gates capital lease.

14. SUBSEQUENT EVENT

In October 2003, our PIGAP II joint venture, which repressurizes oil fields in eastern Venezuela for Petroleos de Venezuela, S.A., closed a $230 million project financing that is non-recourse to Hanover and HCLP. Proceeds from the loan were used to repay Williams and Hanover, based on their respective ownership percentages, for the initial funding of construction-related costs. We own 30% of the project and received approximately $78.5 million from the financing and a distribution of earnings from the project of which approximately $59 million was used to pay off the PIGAP Note described in Note 5.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can generally be identified as such because of the context of the statement or because the statement may include words such as “believes”, “anticipates”, “expects”, “estimates” or words of similar import. Similarly, statements that describe our future plans, objectives or goals or future revenues or other financial metrics are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. These risks and uncertainties include:

•	our inability to renew our short-term leases of equipment with our customers so as to fully recoup our cost of the equipment;

•	a prolonged, substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our compression and oil and natural gas production equipment;

•	reduced profit margins resulting from increased pricing pressure in our business;

•	the loss of market share through competition;

•	the introduction of competing technologies by other companies;

•	changes in economic or political conditions in the countries in which we do business;

•	currency fluctuations;

•	losses due to the inherent risks associated with our operations, including equipment defects, malfunctions and failures and natural disasters;

•	governmental safety, health, environmental and other regulations, which could require us to make significant expenditures;

•	legislative changes in the countries in which we do business;

•	our inability to successfully integrate acquired businesses;

•	our inability to properly implement new enterprise resource planning systems used for integration of our accounting, operations and information systems;

•	our inability to retain key personnel;

•	war, social unrest, terrorist attacks and/or the responses thereto;

•	our inability to generate sufficient cash, access capital markets or incur indebtedness to fund our business;

•	our inability to comply with covenants in our debt agreements and the agreements related to our compression equipment lease obligations;

•	the decreased financial flexibility associated with our significant cash requirements and substantial debt and compression equipment lease obligations;

•	our inability to reduce our debt relative to our total capitalization;

•	our inability to execute our exit and sale strategy with respect to assets classified on our balance sheet as discontinued operations and held for sale;

•	Hanover’s inability to conclude the agreed-upon settlement of the securities-related litigation and adverse results in other litigation brought by plaintiffs that are not party to the settlement;

•	adverse results in the pending investigation by the Securities and Exchange Commission (“SEC”).

Other factors besides those described in this Form 10-Q could also affect our actual results. You should not unduly rely on the forward-looking statements contained in this Form 10-Q, which speak only as of the date of this Form 10-Q. Except as otherwise required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks described in our and Hanover Compressor Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the reports we and Hanover Compressor Company file from time to time with the SEC after the date of this Form 10-Q. All forward-looking statements attributable to the Company are expressly qualified in their entirety by this cautionary statement.

GENERAL

Hanover Compression Limited Partnership (“HCLP”, “we”, “us”, “our” or the “Company”), a Delaware limited partnership and an indirect wholly-owned subsidiary of Hanover Compressor Company (“Hanover”), is a global market leader in full service natural gas compression and a leading provider of service, fabrication and equipment for oil and natural gas processing and transportation applications. We sell this equipment and provide it on a rental, contract compression, maintenance and acquisition leaseback basis to oil and natural gas production, processing and transportation companies. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, gas measurement and oilfield power generation services, primarily to our domestic and international customers as a complement to our compression services. In addition, through our ownership of Belleli Energy S.r.l. (“Belleli”), we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalination plants primarily for use in Europe and the Middle East.

We have grown through both internal growth and acquisitions. During 2003, we have been reducing our capital spending and are focusing on completing the integration of recent acquisitions. In addition, we planned to reduce our headcount by approximately 500 employees worldwide and to consolidate our fabrication operations into nine fabrication centers down from the 13 fabrication centers we had as of December 31, 2002. The estimated annualized savings from these actions are expected to be approximately $18 million. Some of these cost reductions were needed to align our costs with current sales levels. During the three months ended December 31, 2002, we accrued approximately $2.8 million in employee separation costs related to the reduction in workforce. During the nine months ended September 30, 2003, we paid approximately $1.3 million in separation benefits. Since December 31, 2002, our workforce has decreased by approximately 500 employees. However, some of this workforce reduction was outside of our original headcount reduction plan and we are continuing to focus on the further consolidation of our fabrication operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

Our total revenues increased by $25.8 million, or 10%, to $275.2 million during the three months ended September 30, 2003 from $249.4 million during the three months ended September 30, 2002. The increase resulted primarily from the inclusion of $27.3 million in revenues from Belleli which, beginning in November 2002, are included as part of our production and processing equipment business. In July 2002, we increased our ownership of Belleli to 40.3% from 20.3% by converting a $4.0 million loan, together with accrued interest thereon, to Belleli into additional equity ownership. In November 2002, we increased our ownership to 51% by exchanging a $9.4 million loan, together with accrued interest thereon, to the other principal owner of Belleli for additional equity ownership and began consolidating the results of Belleli’s operations. In August 2003, we exercised our option to purchase the remaining interest of Belleli for approximately $15.0 million in cash. The increase in revenues related to the inclusion of Belleli was partially offset by a decrease in our revenues from our international rental business.

The North American rig count increased by 30% to 1,441 at September 30, 2003 from 1,110 at September 30, 2002, and the twelve-month rolling average North American rig count increased by 15% as of September 30, 2003 to 1,307 from 1,135 at September 30, 2002. In addition, the twelve-month rolling average New York Mercantile Exchange wellhead natural gas price increased to $5.24 per Mcf at September 30, 2003 from $2.10 per Mcf at September 30, 2002. Despite the increase in natural gas prices and the recent increase in rig count, U.S. natural gas production levels have not significantly changed. We have not experienced an improvement in purchases of equipment and services by our customers, which we believe is a result of the lack of significant increase in US natural gas production levels.

Revenues from domestic rentals increased by $2.0 million, or 2%, to $82.8 million during the three months ended September 30, 2003, from $80.8 million during the three months ended September 30, 2002. The increase in revenue from domestic rentals was primarily attributable to the impact of selective price increases and a slight recent improvement in the market conditions for our domestic compression business. At both September 30, 2003 and 2002, our domestic compression horsepower utilization rate was approximately 75%.

International rental revenues decreased by $4.4 million, or 8%, to $49.5 million during the three months ended September 30, 2003 from $53.9 million during the three months ended September 30, 2002. The decrease was primarily attributable to the inclusion in rental revenues for the three months ended September 30, 2002 of approximately $7.9 million of partial reimbursements received from the renegotiation of our contracts with our Argentine customers discussed below. Excluding the 2002 reimbursement received from Argentine customers, our 2003 revenues increased by $3.5 million due to the expansion of our international rental fleet. At both September 30, 2003 and 2002, our international compression horsepower utilization rate was approximately 94%.

At September 30, 2003, our compressor rental fleet consisted of approximately 3,508,000 horsepower, a 3% decrease from the approximately 3,621,000 horsepower in the rental fleet at September 30, 2002. Domestic horsepower in our rental fleet decreased by 7% to approximately 2,583,000 horsepower at September 30, 2003 from approximately 2,782,000 horsepower at September 30, 2002. Our international horsepower increased by 10% to approximately 925,000 horsepower at September 30, 2003 from approximately 839,000 horsepower at September 30, 2002. Our overall compression horsepower utilization rate was approximately 80% at both September 30, 2003 and 2002. We continue to move idle domestic compression in our rental fleet into service in our international rental operations. In addition during the third quarter of 2003 we retired idle units representing approximately 41,000 horsepower from our domestic rental fleet to be sold or scrapped.

Revenue from parts, service and used equipment decreased by $2.0 million, or 4%, to $45.6 million during the three months ended September 30, 2003 from $47.6 million during the three months ended September 30, 2002. The decrease in parts, service and used equipment revenue was primarily due to lower parts and service sales partially offset by higher used rental equipment sales and installation revenues. We believe that the decrease in parts and service revenues is primarily related to our loss of some alliance contracts in 2002 to competitors. Included in parts, service and used equipment revenue for the three months ended September 30, 2003 was $15.7 million in used rental equipment and installation sales compared to $13.5 million for the three months ended September 30, 2002.

Revenues from compressor and accessory fabrication increased by $0.5 million, or 2%, to $27.3 million during the three months ended September 30, 2003 from $26.8 million during the three months ended September 30, 2002. Our compression equipment backlog was $33.6 million at September 30, 2003 compared to $20.4 million at September 30, 2002.

Revenues from production and processing equipment fabrication increased by $26.9 million, or 77%, to $61.9 million during the three months ended September 30, 2003 from $35.0 million during the three months ended September 30, 2002. The increase in production and processing equipment revenues is primarily due to the inclusion of $27.1 million in revenues from the inclusion of Belleli’s results in the three months ended September 30, 2003. Our production and processing equipment backlog was $27.8 million at September 30, 2003 compared to $47.3 million at September 30, 2002, excluding Belleli’s backlog of $65.6 million at September 30, 2003.

Equity in income of non-consolidated affiliates increased by $3.8 million, or 100%, to $7.6 million during the three months ended September 30, 2003, from $3.8 million during the three months ended September 30, 2002. This increase is primarily due to an improvement in results from our equity interest in Hanover Measurement and PIGAP II joint ventures.

EXPENSES

Operating expenses for domestic rentals increased by $0.7 million, or 2%, to $31.8 million during the three months ended September 30, 2003 from $31.1 million during the three months ended September 30, 2002. The gross margin from rentals was 62% during the three months ended September 30, 2003 and 61% during the three months ended September 30, 2002.

Operating expenses for international rentals increased by $3.9 million, or 28%, to $17.8 million during the three months ended September 30, 2003 from $13.9 million during the three months ended September 30, 2002. The increase was primarily attributable to increased operating costs in our international rental business associated with bringing online additional rental projects. The gross margin from international rentals was 64% during the three months ended September 30, 2003 and 74% during the three months ended September 30, 2002. Rental revenues for the three months ended September 30, 2002, included approximately $7.9 million of partial reimbursements received from the renegotiation of our contracts with our Argentine customers. This additional revenue in 2002 increased our margin by approximately 4%. Our 2003 gross margin was also affected by operational disruptions at a plant in Argentina.

Operating expenses for our parts, service and used equipment business increased by $0.1 million to $35.3 million during the three months ended September 30, 2003 from $35.2 million for the three months ended September 30, 2002. The gross margin from parts, service and used equipment was 23% during the three months ended September 30, 2003 and 26% during the three months ended September 30, 2002. Included in parts, service and used equipment revenue for the third quarter of 2003 was $15.7 million in used rental equipment and installation sales, with a 2% gross margin compared to $13.5 million in sales with a 23% gross margin for the third quarter of 2002. Our used rental equipment and installation sales (which usually have a lower margin than our parts and service sales) decreased our parts, service and used equipment gross margin by approximately 11% in the three months ended September 30, 2003 and 1% during the three months ended September 30, 2002.

Operating expenses for our compressor and accessory fabrication business increased by $1.7 million, or 7%, to $24.9 million during the three months ended September 30, 2003 from $23.2 million during the three months ended September 30, 2002. The gross margin from compressor and accessory fabrication was 9% during the three months ended September 30, 2003 and 13% during the three months ended September 30, 2002. We continue to face strong competition for new compression fabrication business, which negatively affected the selling price of our compression equipment and the related gross margins for the third quarter of 2003.

The operating expenses attributable to production and processing equipment fabrication business increased by $28.2 million, or 100%, to $56.5 million during the three months ended September 30, 2003 from $28.3 million during the three months ended September 30, 2002. The increase in production and processing equipment fabrication expenses was primarily due to the inclusion of the results of Belleli in the three months ended September 30, 2003. The gross margin attributable to production and processing equipment fabrication was 9% during the three months ended September 30, 2003 and 19% during the three months ended September 30, 2002. The decrease in gross margin was primarily attributable to increased competition in our high specification production equipment product lines and operational disruptions related to our consolidation efforts.

Selling, general and administrative expenses increased $3.4 million, or 9%, to $40.2 million during the three months ended September 30, 2003 from $36.8 million during the three months ended September 30, 2002. The increase is primarily due to the inclusion of Belleli’s selling and general and administrative costs of approximately $2.7 million.

Foreign currency translation expense increased $1.0 million, or 233%, to $1.5 million during the three months ended September 30, 2003 from $0.5 million for the three months ended September 30, 2002.

Other expenses increased to $2.4 million during the three months ended September 30, 2003 from $0 for the three months ended September 30, 2002. This increase was due to $2.4 million in charges primarily to write off certain non-revenue generating assets and to record the estimated settlement of a contractual obligation.

Depreciation and amortization increased by $25.5 million, or 83%, to $56.0 million during the three months ended September 30, 2003 compared to $30.5 million during the three months ended September 30, 2002. The increase in depreciation was primarily due to (i) $14.4 million of impairments recorded in the third quarter of 2003 for rental fleet assets to be sold or scrapped; (ii) additions to the rental fleet, including maintenance capital, which were placed in service in the fourth quarter of 2002 and the first nine months of 2003 that are included in our depreciable asset base; (iii) approximately $4.2 million in additional depreciation expense related to the adoption of FIN 46 (see “Cumulative Effect of Accounting Change” below); and (iv) $1.2 million in depreciation and amortization expense from the inclusion of Belleli.

Leasing expense decreased $23.1 million to $0 during the three months ended September 30, 2003. Beginning in July 2003, payments accrued under our sale leaseback transactions are included in interest expense as a result of consolidating the entities that lease compression equipment to us. See “Cumulative Effect Of Accounting Change” below.

Interest expense increased by $22.2 million, or 336%, to $28.8 million during the three months ended September 30, 2003 from $6.6 million for the three months ended September 30, 2002. Beginning in July 2003, our interest expense includes the payments accrued under our sale leaseback transactions of approximately $20.9 million. See “Cumulative Effect Of Accounting Change” below. We have reclassified the distributions on our mandatorily redeemable convertible securities as interest expense; and prior periods’ financial statements have been reclassified to conform to the 2003 financial statement classification.

INCOME TAXES

The provision for income taxes decreased $15.3 million to a benefit of $7.7 million during the three months ended September 30, 2003 from a provision of $7.6 million during the three months ended September 30, 2002. The decrease resulted from the decrease in income before income taxes. The average effective income tax rate during the three months ended September 30, 2003 and September 30, 2002 was 38%.

DISCONTINUED OPERATIONS

During the fourth quarter of 2002, we reviewed our business lines and the board of directors of Hanover approved management’s recommendation to exit and sell our non-oilfield power generation and certain used equipment business lines. Income from discontinued operations increased $1.6 million to income of $0.8 million during the three months ended September 30, 2003 from a loss of $0.8 million during the three months ended September 30, 2002. Loss from the write-down of discontinued operations was $10.9 million during the three months ended September 30, 2003 due to the additional write-down of our discontinued operations to their estimated market values.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

We recorded a cumulative effect of accounting change of $86.9 million net of tax, related to the partial adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”) on July 1, 2003.

In January 2003, the FASB issued FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved by means other than through voting rights (“variable interest entities” or “VIEs”) and the determination of when and which business enterprise should consolidate the VIE in its financial statements (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. On October 8, 2003, the FASB provided a deferral of the latest date by which all public companies must adopt FIN 46. The deferral provides that FIN 46 be applied, at the latest, to the first reporting period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In addition, the deferral allowed companies to elect to adopt early the provisions of FIN 46 for some but not all of the variable interest they hold. Because we are still evaluating whether we will be required to make any other potential changes in connection with our adoption of FIN 46, we have not adopted the provisions of FIN 46 other than for the entities that lease compression equipment to us, as discussed below.

Prior to July 1, 2003, we entered into five lease transactions that were recorded as a sale and leaseback of the compression equipment and were treated as operating leases for financial reporting purposes. On July 1, 2003, we adopted the provisions of FIN 46 as they relate to the special purpose entities that lease compression equipment to us. As a result of the adoption, we added approximately $1,089 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet as a result of the sale leaseback transactions. On July 1, 2003, we recorded a $133.7 million charge ($86.9 million net of tax) to record the cumulative effect from the adoption of FIN 46 related to prior period depreciation of the compression equipment assets. Additionally, we estimate that, after adoption, we will record approximately $17 million per year in additional depreciation expense on our leased compression equipment as a result of the inclusion of the compression equipment on our balance sheet and will also record the payments made under our compression equipment leases as interest expense. As of September 30, 2003, the compression assets that are owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $983.3 million , including improvements made to these assets after the sale leaseback transactions.

NET INCOME (LOSS)

Net income decreased by $121.2 million to a loss of $109.5 million during the three months ended September 30, 2003 from income of $11.7 million during the three months ended September 30, 2002. Net income decreased primarily due to the inclusion in the three months ended September 30, 2003 of a cumulative effect of accounting change of $133.7 million ($86.9 million net of tax), the write-down of certain non-core assets as discontinued operations of $16.3 million ($10.6 million after tax), and impairments recorded for rental fleet assets to be sold or scrapped of $14.4 million ($9.8 million after tax).

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

Our total revenues increased by $58.1 million, or 8%, to $825.2 million during the nine months ended September 30, 2003 from $767.1 million during the nine months ended September 30, 2002. The increase resulted primarily from the inclusion of $95.0 million in revenues from Belleli which, beginning in November 2002, are included as part of our production and processing equipment business. The increase in revenues related to the inclusion of Belleli was partially offset by a decrease in revenues from our domestic rental and parts, service and used equipment businesses.

The North American rig count increased by 30% to 1,441 at September 30, 2003 from 1,110 at September 30, 2002, and the twelve-month rolling average North American rig count increased by 15% as of September 30, 2003 to 1,307 from 1,135 at September 30, 2002. In addition, the twelve-month rolling average New York Mercantile Exchange wellhead natural gas price increased to $5.24 per Mcf at September 30, 2003 from $2.10 per Mcf at September 30, 2002. Despite the increase in natural gas prices and the recent increase in rig count, U.S. natural gas production levels have not significantly changed. We have not experienced an improvement in purchases of equipment and services by our customers, which we believe is a result of the lack of significant increase in US natural gas production levels.

Domestic rentals revenues decreased by $7.6 million, or 3%, to $241.7 million during the nine months ended September 30, 2003 from $249.3 million during the nine months ended September 30, 2002. The decrease in domestic revenues was primarily attributable to weaker demand and stronger competition for domestic compression which resulted in a lower utilization of our rental fleet during the nine months ended September 30, 2003. Our average domestic utilization for the nine months ended September 30, 2003 was approximately 4% lower than our average utilization for the nine months ended September 30, 2002. At both September 30, 2003 and 2002, our domestic compression horsepower utilization rate was approximately 75%.

International rental revenues increased by $8.4 million, or 6%, to $152.0 million during the nine months ended September 30, 2003 from $143.6 million during the nine months ended September 30, 2002. International rental revenues increased primarily from: (i) the expansion of our business operations, (ii) the recognition of approximately $2.7 million in billings to Venezuelan customers in the first nine months of 2003 which were not recognized in 2002 due to concerns about the ultimate receipt of these revenues as a result of the strike by workers of the national oil company in Venezuela and (iii) a $1.9 million fee received for the modification of a contract in Venezuela. At both September 30, 2003 and 2002, our international compression horsepower utilization rate was approximately 94%.

At September 30, 2003, our compressor rental fleet consisted of approximately 3,508,000 horsepower, a 3% decrease from the approximately 3,621,000 horsepower in the rental fleet at September 30, 2002. Domestic horsepower in our rental fleet decreased by 7% to approximately 2,583,000 horsepower at September 30, 2003 from approximately 2,782,000 horsepower at September 30, 2002. In addition, international horsepower increased by 10% to approximately 925,000 horsepower at September 30, 2003 from approximately 839,000 horsepower at September 30, 2002. Our overall compression horsepower utilization rate was approximately 80% at both September 30, 2003 and 2002. We continue to move idle domestic compression in our rental fleet into service in our international rental operations. In addition, during the third quarter of 2003 we retired idle units representing approximately 41,000 horsepower from our domestic rental fleet to be sold or scrapped.

Revenue from parts, service and used equipment decreased by $54.5 million, or 32%, to $118.3 million during the nine months ended September 30, 2003 from $172.8 million during the nine months ended September 30, 2002. The decrease in parts and service revenue was primarily due to lower used rental equipment sales and installation revenues, the loss of some customer alliance contracts to competitors and lower spending levels than what we anticipated from our customers. Included in parts, service and used equipment revenue for the nine months ended September 30, 2003 was $27.7 million in used rental equipment and installation sales compared to $64.9 million for the nine months ended September 30, 2002.

Revenues from compressor and accessory fabrication decreased by $0.2 million, or 0.2%, to $85.1 million during the nine months ended September 30, 2003 from $85.3 million during the nine months ended September 30, 2002.

Revenues from production and processing equipment fabrication increased by $108.1 million, or 108%, to $207.9 million during the nine months ended September 30, 2003 from $99.8 million during the nine months ended September 30, 2002. The increase in production and processing equipment revenues is primarily due to the inclusion of $94.1 million in revenues from the results of Belleli.

Equity in income of non-consolidated affiliates increased by $3.0 million, or 21%, to $16.9 million during the nine months ended September 30, 2003, from $13.9 million during the nine months ended September 30, 2002. This increase is primarily due to an improvement in results from our equity interest in Hanover Measurement and PIGAP II joint ventures.

EXPENSES

Operating expenses for domestic rentals increased by $4.6 million, or 5%, to $94.0 million during the nine months ended September 30, 2003 from $89.4 million during the nine months ended September 30, 2002. The gross margin from domestic rentals was 61% during the nine months ended September 30, 2003 and 64% during the nine months ended September 30, 2002. The decrease in gross margin was due to a lower overall utilization of our domestic rental fleet without a corresponding decrease in overhead and expenses and $0.9 million expensed in the second quarter for startup and commissioning costs associated with a gas plant facility that began operations in the third quarter of 2003.

Operating expenses for international rentals increased by $7.8 million, or 20%, to $47.7 million during the nine months ended September 30, 2003 from $39.9 million during the nine months ended September 30, 2002. The increase was primarily attributable to the corresponding increase in international rental revenues. The gross margin from international rentals was 69% during the nine months ended September 30, 2003 and 72% during the nine months ended September 30, 2002.

Operating expenses for our parts, service and used equipment business decreased by $58.1 million, or 40%, to $85.8 million during the nine months ended September 30, 2003 from $143.9 during the nine months ended September 30, 2002. The decrease was primarily related to the corresponding 32% decrease in parts, service and used equipment revenue and an increase in gross margin. The gross margin from parts, service and used equipment was 28% during the nine months ended September 30, 2003 and 17% during the nine months ended September 30, 2002. During the nine months ended September 30, 2002, we recorded approximately $6.1 million in inventory write-downs and reserves for parts inventory that was either obsolete, excess or carried at a price above market value. Also, included in parts, service and used equipment revenue for the nine months ended September 30, 2003 was $27.7 million in used rental equipment and installation sales, with a 16% gross margin compared to $64.9 million in sales with an 11% gross margin for the nine months ended September 30, 2002. Our used rental equipment and installation sales (which usually have a lower margin than our parts and service sales) decreased our parts, service and used equipment gross margin by approximately 4% in the nine months ended September 30, 2003. The inventory write-down and used rental equipment and installation sales reduced our total parts, service and used equipment gross margin by approximately 9% in the nine months ended September 30, 2002.

Operating expenses for our compressor and accessory fabrication business increased by $2.6 million, or 4%, to $76.5 million during the nine months ended September 30, 2003 from $73.9 million during the nine months ended September 30, 2002. The gross margin on compressor and accessory fabrication was 10% during the nine months ended September 30, 2003 and 13% during the nine months ended September 30, 2002. We continue to face strong competition for new compression fabrication business, which negatively affected the selling price of our compression equipment and the related gross margins during 2003.

The operating expenses attributable to production and processing equipment fabrication business increased by $101.9 million, or 121%, to $186.2 million during the nine months ended September 30, 2003 from $84.3 million during the nine months ended September 30, 2002. The increase in production and processing equipment fabrication expenses was primarily due to the consolidation of the results of Belleli in the nine months ended September 30, 2003. The gross margin attributable to production and processing equipment fabrication was 10% during the nine months ended September 30, 2003 and 15% during the nine months ended September 30, 2002. Of the decrease in gross margin for production and processing equipment fabrication, 2% was attributable to the inclusion of Belleli. The remaining decrease in gross margin was primarily attributable to increased competition and operational disruptions related to our consolidation efforts.

Selling, general and administrative expenses increased $12.0 million, or 11%, to $119.7 million during the nine months ended September 30, 2003 from $107.7 million during the nine months ended September 30, 2002. The increase is primarily due to the inclusion of Belleli’s selling, general and administrative costs of approximately $7.6 million and an increase in payroll and consulting costs related to our focus on improving our organizational structure to facilitate the consolidation of our operations.

Foreign currency translation for the nine months ended September 30, 2003 resulted in a loss of $1.3 million, compared to a loss of $13.3 million for the nine months ended September 30, 2002. In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on fund transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts could either be made at an exchange rate negotiated by the parties or, if no such agreement were reached, a preliminary payment could be made based on a one dollar to one peso equivalent pending a final agreement. The Argentine government also required the parties to such contracts to renegotiate the price terms within 180 business days of the devaluation. During the nine months ended September 30, 2002, we recorded an exchange loss of approximately $11.9 million and $1.9 million for assets exposed to currency translation in Argentina and Venezuela, respectively, and recorded a translation gain of approximately $0.5 million for all other countries. We have renegotiated all of our agreements in Argentina. As a result of these negotiations, we received approximately $11.2 million in reimbursements in 2002 and $0.7 million in the first nine months of 2003.

Other expenses decreased by $11.9 million, or 80%, to $2.9 million during the nine months ended September 30, 2003 from $14.8 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, other expenses included $2.9 million in charges primarily recorded to write off certain non-revenue producing assets and to record the estimated settlement of a contractual obligation. For the nine months ended September 30, 2002, other expenses included a $12.1 million write-down of investments in three non-consolidated affiliates that have experienced a decline in value that we believe to be other than temporary, a $0.5 million write-off of a purchase option for an acquisition that we have abandoned and a $2.0 million write-down of a note receivable from Aurion Technologies, Inc.

Depreciation and amortization increased by $44.5 million, or 54%, to $126.2 million during the nine months ended September 30, 2003 compared to $81.7 million during the nine months ended September 30, 2002. The increase in depreciation was primarily due to (i) $14.4 million of impairments recorded for rental fleet assets to be sold or scrapped, (ii) additions to the rental fleet, including maintenance capital, which were placed in service in 2002 and the first nine months of 2003 that are included in our depreciable asset base, (iii) $4.2 million in additional depreciation expense related to the adoption of FIN 46, and (iv) $3.1 million in depreciation and amortization expense from the inclusion of Belleli.

Leasing expense decreased $25.1 million, or 37%, to $43.1 million during the nine months ended September 30, 2003 from $68.2 million for the nine months ended September 30, 2002. Beginning in July 2003, payments accrued under our sale leaseback transactions are included in interest expense as a result of consolidating the entities that lease compression equipment to us. See “Cumulative Effect Of Accounting Change” below.

Interest expense increased by $26.0 million, or 133%, to $45.5 million during the nine months ended September 30, 2003 from $19.5 million for the nine months ended September 30, 2002. Beginning in July 2003, our interest expense includes the payments accrued under our compression equipment leases of approximately $20.9 million. See “Cumulative Effect Of Accounting Change” below. In addition, our interest expense increased due to an increase in the outstanding balance of the debt payable to Schlumberger and the inclusion of Belleli’s interest expense of approximately $1.5 million. We have reclassified the distributions on our mandatorily redeemable convertible securities as interest expense; and prior periods’ financial statements have been reclassified to conform to the 2003 financial statement classification.

Due to a downturn in our business and changes in the business environment in which we operate, we completed a goodwill impairment analysis as of June 30, 2002. As a result of the analysis performed, we recorded an estimated $47.5 million impairment of goodwill attributable to our production and processing equipment fabrication business unit during the nine months ended September 30, 2002.

INCOME TAXES

The provision for income taxes decreased $11.7 million, to $3 thousand during the nine months ended September 30, 2003 from a $11.7 million during the nine months ended September 30, 2002. The decrease resulted from the decrease in income before income taxes and a higher average effective tax rate on pre-tax income. The average effective income tax rates during the nine months ended September 30, 2003 and September 30, 2002 were 0% and 69%, respectively. The decrease in rate was primarily due to the U.S. income tax impact of foreign operations, the relative weight of foreign income to U.S. income, and the non-deductible goodwill impairment charge recorded during the nine months ended September 30, 2002.

DISCONTINUED OPERATIONS

During the fourth quarter of 2002, we reviewed our business lines and the board of directors approved management’s recommendation to exit and sell our non-oilfield power generation and certain used equipment business lines. Income (loss) from discontinued operations increased $1.8 million, to net income of $1.2 million during the nine months ended September 30, 2003, from a loss of $.6 million during the nine months ended September 30, 2002. Loss from the write-down of discontinued operations increased $8.7 million, to a loss of $12.6 million during the nine months ended September 30, 2003 from a loss of $3.9 million during the nine months ended September 30, 2002. The losses relate to write-downs of our discontinued operations to their estimated market value.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

We recorded a cumulative effect of accounting change of $86.9 million, net of tax, related to the partial adoption of FIN 46 on July 1, 2003.

In January 2003, the FASB issued FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved by means other than through voting rights (“variable interest entities” or “VIEs”) and the determination of when and which business enterprise should consolidate the VIE in its financial statements (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. On October 8, 2003, the FASB provided a deferral of the latest date by which all public companies must adopt FIN 46. The deferral provides that FIN 46 be applied, at the latest, to the first reporting period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In addition, the deferral allowed companies to elect to adopt early the provisions of FIN 46 for some but not all of the variable interest they hold. Because we are still evaluating whether we will be required to make any other potential changes in connection with our adoption of FIN 46, we have not adopted the provisions of FIN 46 other than for the entities that lease compression equipment to us, as discussed below.

Prior to July 1, 2003, we entered into five lease transactions that were recorded as a sale and leaseback of the compression equipment and were treated as operating leases for financial reporting purposes. On July 1, 2003, we adopted the provisions of FIN 46 as they relate to the special purpose entities that lease compression equipment to us. As a result of the adoption, we added approximately $1,089 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet as a result of the sale leaseback transactions. On July 1, 2003, we recorded a $133.7 million charge ($86.9 million net of tax) to record the cumulative effect from the adoption of FIN 46 related to prior period depreciation of the compression equipment assets. Additionally, we estimate that, after adoption, we will record approximately $17 million per year in additional depreciation expense on our leased compression equipment as a result of the inclusion of the compression equipment on our balance sheet and will also record the payments made under our compression equipment leases as interest expense. As of September 30, 2003, the compression assets that are owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $983.3 million, including improvements made to these assets after the sale leaseback transactions.

NET LOSS

Our net loss increased by $69.0 million to a loss of $102.1 million during the nine months ended September 30, 2003 from a loss of $33.1 million during the nine months ended September 30, 2002. Net loss increased primarily due to the inclusion in the nine months ended September 30, 2003 of (i) a cumulative effect of accounting change of $133.7 million ($86.9 million net of tax), (ii) the write-down of certain non-core assets as discounted operations of $16.3 million ($10.6 million after tax) and (iii) impairments recorded for rental fleet assets to be sold or scrapped of $14.4 million ($9.8 million after tax). This increase was partially offset by the inclusion in the nine months ended September 30, 2002 of a $47.5 million goodwill impairment charge ($44.2 million after tax) and pre-tax charges of $26.2 million ($17.0 million after tax) to write down certain non-core assets and parts and power generation inventory.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance amounted to $33.5 million at September 30, 2003 compared to $19.0 million at December 31, 2002. Our principal source of cash during the nine months ended September 30, 2003 was approximately $109.5 million in cash flow from operations. Principal uses of cash during the nine months ended September 30, 2003 were capital expenditures of $105.2 million.

Working capital decreased to $61.9 million at September 30, 2003 from $215.5 million at December 31, 2002. The decrease in working capital was primarily due to the classification of our $194 million 1999A lease liability note, which matures in June 2004, to current debt. This obligation was recorded on our balance sheet in July 2003 upon consolidation of the entities which lease equipment to us when we adopted FIN 46 for our sale leaseback transactions.

We invested $105.2 million in property, plant and equipment during the nine months ended September 30, 2003, primarily for international rental projects and maintenance capital. As of September 30, 2003, we had approximately 3,508,000 horsepower in the rental fleet with 2,583,000 horsepower domestically and 925,000 horsepower in the international rental fleet.

In February 2003, we executed an amendment to our bank credit facility (our “bank credit facility”) and the agreements related to certain of our compression equipment lease obligations that we entered into in 1999 and 2000. The amendment, which was effective as of December 31, 2002, modified certain financial covenants to allow us greater flexibility in accessing the capacity under the bank credit facility to support our short-term liquidity needs. In addition, at the higher end of our permitted consolidated leverage ratio, the amendment increased the commitment fee under the bank credit facility by 0.125% and increased the interest rate margins used to calculate the applicable interest rates under all of the agreements by up to 0.75%. Any increase in our interest costs as a result of the amendment as compared to the bank credit facility prior to the amendment depends on our consolidated leverage ratio at the end of each quarter, the amount of indebtedness outstanding and the interest rate quoted for the benchmark selected by us. As part of the amendment, we granted the lenders under these agreements a security interest in the inventory, equipment and certain other property of Hanover and its domestic subsidiaries, and pledged 66% of the equity interest in certain of our foreign subsidiaries. This amendment also restricts our capital spending to $200 million in 2003. In consideration for obtaining the amendment, we agreed to pay approximately $1.8 million in fees to the lenders under these agreements.

Our bank credit facility as so amended provides for a $350 million revolving credit facility that matures on November 30, 2004. Advances bear interest at (a) the greater of the administrative agent’s prime rate, the federal funds effective rate, or the base CD rate, or (b) a eurodollar rate, plus, in each case, a specified margin (3.4% and 3.2% weighted average interest rate at September 30, 2003 and December 31, 2002, respectively). A commitment fee based upon a percentage of the average available commitment is payable quarterly to the lenders participating in the bank credit facility. This fee ranges from 0.25% to 0.50% per annum and fluctuates with our consolidated leverage ratio. In addition to the drawn balance on our bank credit facility, as of September 30, 2003, we had $71.7 million in letters of credit outstanding under the bank credit facility. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets. Our bank credit facility also limits the payment of cash dividends on our common stock to 25% of our net income for the period from December 1, 2001 through November 30, 2004.

As of September 30, 2003, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, agreements related to our compression equipment lease obligations and indentures. Giving effect to the covenant limitations in our bank credit facility, the liquidity available under that facility as of September 30, 2003 was approximately $25 million. Our cash balance amounted to $33.5 million at September 30, 2003. Because our bank credit facility will mature in November 2004, it will be reported as a current liability on our balance sheet for the year ended December 31, 2003, if not amended or replaced prior to such date.

While there is no assurance, we believe based on our current projections that we will be in compliance with the financial covenants in our bank credit facility and the agreements related to our compression equipment lease obligations at December 31, 2003, although, with respect to certain of the covenants, a relatively small change in our actual results as compared to our current projections could cause us not to be in compliance with such covenants.

Under the February 2003 amendment, certain of the financial covenants contained in our bank credit facility and the agreements related to certain of our compression equipment lease obligations revert back to more restrictive covenants with which we must be in compliance at the end of each fiscal quarter ending after December 31, 2003 or we will be in default under the bank credit facility. With respect to the more restrictive financial covenants that will be in effect at March 31, 2004, if our bank credit facility is not amended or replaced by such date, we believe based on our current projections that we would probably not be in compliance with such covenants at such date. However, we currently have bank commitments totaling $345 million for a new bank credit facility (the “Proposed Bank Credit Facility”) with different and/or less restrictive covenants which would apply to us for fiscal quarters ending after December 31, 2003. While there is no assurance, we believe based on our current projections that we will be in compliance with the financial covenants contained in the Proposed Bank Credit Facility at March 31, 2004.

The bank commitments under the Proposed Bank Credit Facility expire on December 31, 2003, and if we do not close the Proposed Bank Credit Facility prior to that date, we will have to request that the banks extend their commitments. There is no assurance that the banks will extend their commitments on the same terms or at all. In addition, the closing of this Proposed Bank Credit Facility is contingent on the finalization of documentation, the contemporaneous or earlier closing of at least $275 million of specified new financing to repay the $200 million 1999A equipment lease and a portion of our bank credit facility borrowings and satisfaction of other customary conditions. There is no assurance that we will be able to satisfy all the conditions to close the Proposed Bank Credit Facility, including in particular the requirement to effect at least $275 million of new financings on required terms. If we are not able to close the Proposed Bank Credit Facility on a timely basis, then we expect to seek an amendment or waiver of the applicable financial covenants in our existing agreements. Although we believe we would be able to obtain a satisfactory amendment or waiver, there is no assurance we will be able to do so. Such an amendment or waiver could impose additional restrictions on us and could involve additional fees payable to the banks, which could be significant. If we are unable to meet the applicable financial covenants under our bank credit facility and we fail to obtain an amendment or waiver with respect thereto, then we could be in default under our bank credit facility and certain of our agreements related to our compression equipment lease obligations and other debt. A default under our bank credit facility or these agreements would trigger cross-default provisions in certain of our other debt agreements. Such defaults would have a material adverse effect on the Company’s liquidity, financial position and operations.

We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project’s requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. During 2003, we plan to spend approximately $150 to $175 million on capital expenditures including (i) rental equipment fleet additions, (ii) $60 million on equipment overhauls and other maintenance capital and (iii) our additional $15 million investment in Belleli. The February 2003 amendment to our bank credit facility restricts our capital spending to $200 million in 2003. We expect that our 2003 capital spending, net of proceeds from equipment sales and excluding our additional $15 million investment in Belleli, will be within operating cash flows, excluding working capital needs. As a result of Hanover’s agreement to settle its securities-related litigation, we may be required to fund approximately $5.0 million in estimated expenses over the next 12 months in addition to the amount held in escrow and reported as restricted cash on our Condensed Consolidated Balance Sheet. Historically, we have funded our capital requirements with a combination of internally generated cash flow, borrowing under a bank credit facility, sale leaseback transactions, raising additional equity and issuing long-term debt.

We believe that cash flow from operations and borrowing under our bank credit facility will provide us with adequate capital resources to fund our estimated level of capital expenditures through December 31, 2003, and, if closed, the Proposed Bank Credit Facility, together with the financings contemplated by that facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for the near term. Since capital expenditures are largely discretionary, we believe we would be able to significantly reduce them, in a reasonably short time frame, if expected cash flows from operations were not realized. As of September 30, 2003, we had approximately $172.0 million in borrowings and approximately $71.7 million in letters of credit outstanding on bank credit facility (3.4% weighted average effective rate at September 30, 2003). The letters of credit expire between 2003 and 2007. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations described above, up to a $350 million credit limit, plus, in addition to certain other indebtedness, an additional $300 million in subordinated unsecured indebtedness and $125 million of other unsecured indebtedness. In addition, our bank credit facility permits us to enter into future sale leaseback transactions with respect to equipment having a value not in excess of $300 million.

In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, our ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements), or our “coverage ratio,” is greater than 2.25 to 1.0 and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements for our 2001A and 2001B sale leaseback transactions define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of September 30, 2003, Hanover’s coverage ratio was less than 2.25 to 1.0 and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing indebtedness. We believe the Proposed Bank Credit Facility is within the types of refinancing indebtedness allowed under these agreements.

In February 2003, Moody’s Investors Service announced that it had downgraded by one grade Hanover’s senior implied credit rating, Hanover’s 4.75% Convertible Senior Notes and Hanover’s 7.25% Mandatorily Redeemable Convertible Preferred Securities to Ba3, B2 and B3, respectively, and Standard & Poor’s rating service announced that it had lowered Hanover’s corporate credit rating to BB-. In addition, both rating agencies placed Hanover on negative watch. In June 2003, Standard and Poor’s assigned a B- rating to Hanover’s subordinated zero coupon notes due to Schlumberger. In July 2003, Moody’s Investors Service confirmed the credit ratings set forth above and assigned a B3 rating to Hanover’s subordinated zero coupon notes due to Schlumberger. Both credit rating agencies retained our negative watch status. Hanover is currently in the process of updating the credit rating agencies for our third quarter results and have requested them to confirm their ratings. We do not have any credit rating downgrade provisions in our debt or equipment lease agreements that would accelerate their maturity dates. However, a downgrade in Hanover’s credit rating could materially and adversely affect our ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities. Should this occur, we might seek alternative sources of funding.

On May 14, 2003, Hanover and HCLP entered into an agreement with Schlumberger to terminate Hanover’s right to put our interest in the PIGAP II joint venture to Schlumberger. Hanover had previously given notice of its intent to exercise the PIGAP II put in January 2003. Hanover also agreed with Schlumberger to restructure the $150 million subordinated note that Schlumberger received from Hanover in August 2001 as part of the purchase price for the acquisition of POC. As a result, we retained our ownership interest in PIGAP II.

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

As of March 31, 2003, the date from which the interest rate was adjusted, the $150 million subordinated note had an outstanding principal balance of approximately $171 million, including accrued interest. Under the restructured terms, the maturity of the restructured note has been extended to March 31, 2007, from the original maturity of December 31, 2005. The note is a zero coupon note with original issue discount accreting at 11.0% for its remaining life, up to a total principal amount of $262.6 million payable at maturity. The note will accrue an additional 2.0% interest upon the occurrence and during the continuance of an event of default under the note. The note will also accrue an additional 3.0% interest if Hanover’s consolidated leverage ratio, as defined in the note agreement, exceeds 5.18 to 1.0 as of the end of two consecutive fiscal quarters. Notwithstanding the foregoing, the note will accrue additional interest of a total of 3.0% if both of the previously mentioned circumstances occur. The note also contains a covenant that limits Hanover’s and HCLP’s ability to incur additional indebtedness if Hanover’s consolidated leverage ratio exceeds 5.6 to 1.0, subject to certain exceptions. Schlumberger will no longer have a first call on any proceeds from the issuance of any shares of capital stock or other equity interests by Hanover and the note is not callable by Hanover until March 31, 2006. As agreed upon with Schlumberger, Hanover has agreed to bear the cost of and has filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the restructured note by Schlumberger. HCLP entered into a $150 million intercompany obligation payable to its general partner which has the same general terms as the old and new note between Hanover and Schlumberger. As of September 30, 2003, the amount due under this obligation was $180.5 million.

Also on May 14, 2003, Hanover and HCLP agreed with Schlumberger Surenco, an affiliate of Schlumberger Technology Corporation, to the modification of the repayment terms of a $58 million obligation that was accounted for as a contingent liability on Hanover’s balance sheet since the acquisition of POC and was associated with the PIGAP II joint venture. The obligation was converted into a non-recourse promissory note (“PIGAP Note”) payable by Hanover Cayman Limited, our indirect wholly-owned consolidated subsidiary, with a 6% interest rate compounding semi-annually until maturity in December 2053. In October 2003, the PIGAP II joint venture closed on the project’s financing and distributed approximately $78.5 million to Hanover, of which approximately $59 million was used to payoff the PIGAP Note. Prior to May 14, 2003, HCLP had entered into a $58 million obligation payable to its general partner which had the same general terms as the old obligation between Hanover and Schlumberger Surenco. On May 14, 2003, the obligation to the general partner was replaced with the PIGAP Note.

In June 2003, Hanover and HCLP filed a shelf registration statement with the SEC pursuant to which Hanover may from time to time publicly offer equity, debt or other securities in an aggregate amount not to exceed $700 million. Once declared effective by the SEC and subject to market conditions, the shelf registration statement would be available to offer one or more series of debt or other securities, the proceeds of which could be used to refinance a portion of our compression equipment lease obligations and/or borrowings under our bank credit facility. We cannot be sure that we will be able to complete such offerings of debt or other securities.

As part of our business, we are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk which are not included on our accompanying balance sheet. The possibility of our having to honor our contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. We would record a reserve for these guarantees if events occurred that required that one be established. Since December 31, 2002, there have been no significant changes to our obligations to make future payments under existing contracts other than the renegotiated amounts payable to our general partner and Schlumberger Surenco discussed above.

HCLP utilizes derivative financial instruments to minimize the risks and/or costs associated with financial and global operating activities by managing its exposure to interest rate fluctuation on a portion of its variable rate debt and leasing obligations. We do not engage in derivative financial instruments for trading or other speculative purposes. The cash flow from hedges is classified in the accompanying statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

We adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137 and SFAS 138, effective January 1, 2001. SFAS 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings. Prior to 2001, we entered into two interest rate swaps with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. These swaps were to expire in July 2001; however, they were extended for an additional two years at the option of the counterparty and expired in July 2003. The difference paid or received on the swap transactions was recorded as an accrued liability and recognized in leasing expense in all periods before July 1, 2003, and in interest expense thereafter. Because management decided not to designate the interest rate swaps as hedges at the time they were extended by the counterparty, we recognized an unrealized gain of approximately $4.1 million and $1.5 million, respectively, related to the change in the fair value of these interest rate swaps in lease expense in our statement of operations during the nine months ended September 30, 2003 and 2002 and recognized an unrealized gain of approximately $0.5 million in interest expense during the three months ended September 30, 2003. Prior to July 1, 2003, these amounts, which were reported as “Change in fair value of derivative financial instruments” in our Consolidated Statement of Operations and have been reclassified as “Interest expense” and “Lease expense” in the attached Condensed Consolidated Statement of Operations. The fair value of these interest rate swaps fluctuated with changes in interest rates over their terms and the fluctuations were recorded in our statement of operations.

During the second quarter of 2001, we entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

Lease	Maturity Date	Strike Rate	Notional Amount
March 2000	March 11, 2005	5.2550%	$100,000,000
August 2000	March 11, 2005	5.2725%	$100,000,000
October 2000	October 26, 2005	5.3975%	$100,000,000

These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the nine months ended September 30, 2003 and 2002, we recorded income of approximately $4.3 million and a loss of $13.6 million, respectively, related to these three swaps, ($2.8 million and $8.8 million, net of tax) in other comprehensive income. As of September 30, 2003, a total of approximately $12.2 million was recorded in current liabilities and approximately $6.5 million in long-term liabilities with respect to the fair value adjustment related to these three swaps.

The counterparties to the interest rate swap agreements are major international financial institutions. We continually monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

We have exposure to currency risks in Argentina and Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in U.S. dollars rather than Argentine pesos and Venezuelan bolivars, thus reducing our exposure to fluctuations in the pesos and bolivar’s values.

In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts could either be made at an exchange rate negotiated by the parties or, if no such agreement were reached, a preliminary payment could be made based on a one dollar to one peso equivalent pending a final agreement. The Argentine government also required the parties to such contracts to renegotiate the price terms within 180 business days of the devaluation. We have renegotiated all of our agreements in Argentina. As a result of these negotiations, we received approximately $11.2 million in reimbursements in 2002 and $0.7 million in the first nine months of 2003. During the nine months ended September 30, 2002, we recorded an exchange loss of approximately $11.9 million for assets exposed to currency translation in Argentina. For the nine months ended September 30, 2003, our Argentine operations represented approximately 5% of our revenue and 9% of our gross margin. The economic situation in Argentina is subject to change. To the extent that the situation in Argentina deteriorates, exchange controls continue in place and the value of the peso against the dollar is reduced further, our results of operations in Argentina could be materially and adversely affected which could result in reductions in our net income.

In addition, during the nine months ended September 30, 2002, we recorded an exchange loss of approximately $11.9 million and $1.9 million for assets exposed to currency translation in Argentina and Venezuela, respectively, and recorded a translation gain of approximately $0.5 million for all other countries. For the nine months ended September 30, 2003, our Venezuelan operations represented approximately 11% of our revenue and 18% of our gross margin. At September 30, 2003, we had approximately $25.0 million in accounts receivable related to our Venezuelan operations.

In December 2002, opponents of Venezuelan President Hugo Chávez initiated a country-wide strike by workers of the national oil company in Venezuela. This strike, a two-month walkout, had a significant negative impact on Venezuela’s economy and temporarily shut down a substantial portion of Venezuela’s oil industry. As a result of the strike, Venezuela’s oil production has dropped substantially. In addition, exchange controls have been put in place which put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. In May 2003, after six months of negotiation, the Organization of the American States brokered an agreement between the Venezuelan government and its opponents. Although the accord does offer the prospect of stabilizing Venezuela’s economy, if another national strike is staged, talks of a settlement break down, exchange controls remain in place, or economic conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income. As a result of the disruption in our operations in Venezuela, during the fourth quarter of 2002, our international rental revenues decreased by approximately $2.7 million. In the nine months ended September 30, 2003, we recognized approximately $2.7 million of billings to Venezuelan customers that were not recognized in 2002 due to concerns about the ultimate receipt of those revenues. At September 30, 2003, we had approximately $25.0 million in accounts receivable related to our Venezuelan operations.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“SFAS 143”). SFAS 143 establishes the accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. This statement became effective for HCLP on January 1, 2003. The adoption of this new standard did not have a material effect on our consolidated results of operations, cash flows or financial position.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). The Statement updates, clarifies and simplifies existing accounting pronouncements. Provisions of SFAS 145 related to the rescission of Statement 4 became effective for us on January 1, 2003. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. We have adopted the provisions of the new standard, which had no material effect on our consolidated results of operations, cash flows or financial position.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 became effective for interim periods beginning after June 15, 2003. We have adopted the provisions of EITF 00-21, which did not have a material effect on our consolidated results of operations, cash flow or financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of the provisions of this interpretation did not have a material effect on our consolidated results of operations, cash flow or financial position.

In December 2002, the FASB issued Statement of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 were effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions that are included within these financial statements.

In January 2003, the FASB issued FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved by means other than through voting rights (“variable interest entities” or “VIEs”) and the determination of when and which business enterprise should consolidate the VIE in its financial statements (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. On October 8, 2003, the FASB provided a deferral of the latest date by which all public companies must adopt FIN 46. The deferral provides that FIN 46 be applied, at the latest, to the first reporting period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In addition, the deferral allowed companies to elect to adopt early the provisions of FIN 46 for some but not all of the variable interest they hold. Because we are still evaluating whether we will be required to make any other potential changes in connection with our adoption of FIN 46, we have not adopted the provisions of FIN 46 other than for the entities that lease compression equipment to us, as discussed below.

Prior to July 1, 2003, we entered into five lease transactions that were recorded as a sale and leaseback of the compression equipment and were treated as operating leases for financial reporting purposes. On July 1, 2003, we adopted the provisions of FIN 46 as they relate to the special purpose entities that lease compression equipment to us. As a result of the adoption, we added approximately $1,089 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet as a result of the sale leaseback transactions. On July 1, 2003, we recorded a $133.7 million charge ($86.9 million net of tax) to record the cumulative effect from the adoption of FIN 46 related to prior period depreciation of the compression equipment assets. Additionally, we estimate that, after adoption, we will record approximately $17 million per year in additional depreciation expense on our leased compression equipment as a result of the inclusion of the compression equipment on our balance sheet and will also record the payments made under our compression equipment leases as interest expense. As of September 30, 2003, the compression assets that are owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $983.3 million, including improvements made to these assets after the sale leaseback transactions.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement will be applied prospectively. We have adopted the provisions SFAS 149, which did not have a material effect on our consolidated results of operations, cash flow or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). The Statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, the FASB issued Staff Position 150-4 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $34.6 million in sale leaseback obligations that are currently reported as “Minority interest” on our Condensed Consolidated Balance Sheet pursuant to FIN 46 (see Note 6). These Minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of September 30, 2003, the yield rates on the outstanding equity certificates ranged from 4.4% to 9.5%. Equity certificate holders may receive a return of capital payment upon lease termination or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At September 30, 2003, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

ITEM 3.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate and foreign currency risk. HCLP and its subsidiaries periodically enter into interest rate swaps to manage our exposure to fluctuations in interest rates. At September 30, 2003, the fair market value of these interest rate swaps, excluding the portion attributable to and included in accrued leasing, was a liability of approximately $18.7 million, of which $12.2 million was recorded in accrued liabilities and $6.5 million in other long-term liabilities. At September 30, 2003, we were party to three interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

Maturity Date	Company Pays Fixed Rate	Notional Amount	Fair Value of the Swap at September 30, 2003
3/11/2005	5.2550%	$100,000	$(5,590)
3/11/2005	5.2725%	$100,000	$(5,615)
10/26/2005	5.3975%	$100,000	$(7,479)

At September 30, 2003, we were exposed to variable rental rates, which fluctuate with market interest rate, on a portion of the equipment leases we entered into in September 1999 and October 2000. Assuming a hypothetical 10% increase in the variable rates from those in effect at quarter end, the increase in annual leasing expense on these equipment leases would be approximately $0.9 million.

We are also exposed to interest rate risk on borrowings under our floating rate bank credit facility. At September 30, 2003, $172 million was outstanding bearing interest at a weighted average effective rate of 3.4% per annum. Assuming a hypothetical 10% increase in the weighted average interest rate from those in effect at September 30, 2003, the increase in annual interest expense for advances under this facility would be approximately $0.6 million.

We do not currently use derivative financial instruments to mitigate foreign currency risk in Argentina and Venezuela; however, we may consider the use of such instruments because of recent events in Argentina and Venezuela. In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on funds transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts could either be made at an exchange rate negotiated by the parties or, if no such agreement were reached, a preliminary payment could be made based on a one dollar to one peso equivalent pending a final agreement. The Argentine government also requires that the parties to such contracts renegotiate the price terms within 180 days of the devaluation. We have renegotiated all of our agreements in Argentina. As a result of these negotiations, we received approximately $11.2 million in reimbursements in 2002 and $0.7 million in the first nine months of 2003. During the year ended December 31, 2002, we recorded an exchange loss of approximately $9.9 million for assets exposed to currency translation in Argentina. For the nine months ended September 30, 2003, our Argentine operations represented approximately 5% of our revenue and 9% of our gross margin. For the year ended December 31, 2002, our Argentine operations represented approximately 5% of our revenue and 7% of our gross margin. The economic situation in Argentina is subject to change. To the extent that the situation in Argentina deteriorates, exchange controls continue in place and the value of the peso against the dollar is reduced further, our results of operations in Argentina could be materially and adversely affected which could result in reductions in our net income.

In addition, we have exposure to currency risks in Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in U.S. dollars rather than Venezuelan bolivars, thus reducing our exposure to fluctuations in the bolivar’s value. During the year ended December 31, 2002, we recorded an exchange loss of approximately $5.8 million for assets exposed to currency translation in Venezuela. For the nine months ended September 30, 2003, our Venezuelan operations represented approximately 11% of our revenue and 18% of our gross margin. For the year ended December 31, 2002, our Venezuelan operations represented approximately 10% of our revenue and 17% of our gross margin.

In December 2002, opponents of Venezuelan President Hugo Chávez initiated a country-wide strike by workers of the national oil company in Venezuela. This strike, a two-month walkout, had a significant negative impact on Venezuela’s economy and temporarily shut down a substantial portion of Venezuela’s oil industry. As a result of the strike, Venezuela’s oil production has dropped substantially. In addition, exchange controls have been put in place that put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. In May 2003, after six months of negotiation, the Organization of the American States brokered an agreement between the Venezuelan government and its opponents. Although the accord does offer the prospect of stabilizing Venezuela’s economy, if another national strike is staged, talks of a settlement break down, exchange controls remain in place, or economic conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income. As a result of the disruption in our operations in Venezuela, during the fourth quarter of 2002, our international rental revenues decreased by approximately $2.7 million. In the nine months ended September 30, 2003, we recognized approximately $2.7 million of billings to Venezuelan customers that were not recognized in 2002 due to concerns about the ultimate receipt of those revenues. At September 30, 2003, we had approximately $25.0 million in accounts receivable related to our Venezuelan operations.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of September 30, 2003, HCLP’s principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on the evaluation, our principal executive officer and principal financial officer believe that our disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. Under the direction of our President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, and Senior Vice President and General Counsel, we continued the process of reviewing our internal controls and procedures for financial reporting and have changed or are in the process of changing some of those controls and procedures, including changes relating to: information systems; human resources; internal audit; reconciliation of intercompany accounts; approval of capital expenditures; preparation, approval and closing of significant agreements and transactions; review and quantification of compressor substitutions under compression equipment lease agreements; integration of acquired businesses and assets (including integration of certain financial and accounting systems related thereto); standardization of internal controls and policies across the organization; and the development, implementation and enhancements of corporate governance policies and procedures and performance management systems. As part of our review of our internal controls and procedures for financial reporting, we have made personnel changes and hired additional qualified staff in the legal, accounting/finance and human resource areas and are utilizing third parties to assist with some of our integration and internal audit functions. This review is ongoing, and the review to date constitutes the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Commencing in February 2002, approximately 15 putative securities class action lawsuits were filed against Hanover and certain of its current and former officers and directors in the United States District Court for the Southern District of Texas. These class actions (together with subsequently filed actions) were consolidated into one case, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust, On Behalf of Itself and All Others Similarly Situated, Civil Action No. H-02-0410, naming as defendants Hanover, Mr. Michael J. McGhan, Mr. William S. Goldberg and Mr. Michael A. O’Connor. The complaints asserted various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sought unspecified amounts of compensatory damages, interest and costs, including legal fees. The court entered an order appointing Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust and others as lead plaintiffs on January 7, 2003 and appointed Milberg, Weiss, Bershad, Hynes & Lerach LLP as lead counsel. On September 5, 2003, lead plaintiffs filed an amended complaint in which they continued to seek relief under Sections 10(b) and 20(a) of the Securities Exchange Act against Hanover, certain former officers and directors and our auditor, PricewaterhouseCoopers LLP, on behalf of themselves and the class of persons who purchased Hanover securities between May 4, 1999 and December 23, 2002.

Commencing in February 2002, four derivative lawsuits were filed in the United States District Court for the Southern District of Texas, two derivative lawsuits were filed in state district court for Harris County, Texas (one of which was nonsuited and the second of which was removed to Federal District Court for the Southern District of Texas) and one derivative lawsuit was filed in the Court of Chancery for the State of Delaware in and for New Castle County. These derivative lawsuits, which were filed by certain of Hanover’s shareholders purportedly on behalf of Hanover, alleged, among other things, that Hanover’s directors breached their fiduciary duties to shareholders and sought unspecified amounts of damages, interest and costs, including legal fees The derivative lawsuits in the United States District Court for the Southern District of Texas were consolidated on August 19 and August 26, 2002 into the Harbor Finance Partners derivative lawsuit. With that consolidation, the pending derivative lawsuits were:

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

On October 2, 2003, the Harbor Finance Partners derivative lawsuit was consolidated into the Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust securities class action.

On and after March 26, 2003, three plaintiffs filed separate putative class actions against Hanover, certain named individuals and other purportedly unknown defendants, in the United States District Court for the Southern District of Texas. The alleged class is comprised of persons who participated in or were beneficiaries of The Hanover Companies Retirement and Savings Plan, which was established by Hanover pursuant to Section 401(k) of the United States Internal Revenue Code of 1986, as amended. The purported class action seeks relief under the Employee Retirement Income Security Act (ERISA) based upon Hanover’s and the individual defendants’ alleged mishandling of Hanover’s 401(k) Plan. The three ERISA putative class actions are entitled: Kirkley v. Hanover, Case No. H-03-1155; Angleopoulos v. Hanover, Case No. H-03-1064; and Freeman v. Hanover, Case No. H-03-1095. On August 1, 2003, the three ERISA class actions were consolidated into the Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust federal securities class action. On October 9, 2003, a consolidated amended complaint was filed by the plaintiffs in the ERISA class action against Hanover, Michael McGhan, Michael O’Connor and William Goldberg , which included the same allegations as indicated above, and was filed on behalf of themselves and a class of persons who purchased or held Hanover securities in their 401(k) Plan between May 4, 1999 and December 23, 2002.

On May 12, 2003, Hanover reached agreement, subject to court approval, to settle the claims underlying the securities class actions, the ERISA class actions and the shareholder derivative actions described above. The terms of the proposed settlement provide for Hanover to: (i) make a cash payment of approximately $30 million (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (ii) issue 2.5 million shares of Hanover’s common stock, and (iii) issue a contingent note with a principal amount of $6.7 million. The note is payable, together with accrued interest, on March 31, 2007 but can be extinguished (with no monies owing under it) if Hanover’s common stock trades at or above the average price of $12.25 per share for 15 consecutive days at any time between March 31, 2004 and March 31, 2007. As part of the settlement, Hanover has also agreed to implement corporate governance enhancements, including allowing large shareholders to participate in the process to appoint two independent directors to Hanover’s Board. Hanover’s and HCLP’s auditor, PricewaterhouseCoopers LLP, is not a party to the settlement and will continue to be a defendant in the consolidated securities class action.

GKH Investments, L.P. and GKH Private Limited (collectively “GKH”), which together own approximately ten percent of Hanover’s outstanding common stock and which sold shares in Hanover’s March 2001 secondary offering of common stock, are parties to the proposed settlement and have agreed to settle claims against them that arise out of that offering as well as other potential securities, ERISA, and derivative claims. The terms of the proposed settlement provide for GKH to transfer 2.5 million shares of Hanover common stock from their holdings or from other sources.

On July 18, 2003, the parties entered into an Amended Memorandum of Understanding which did not alter the aggregate amount to be paid under the settlement described above, but in which the counsel for the named plaintiffs in the Angleopoulos and the Freeman ERISA class actions agreed to become parties to the settlement. As partial consideration therefore, it was agreed that an additional $0.8 million (for a total of $1.8 million) from the settlement fund that was previously designated for relief for the securities class actions would be reallocated to provide relief in connection with the ERISA class actions. On October 13, 2003, the parties entered into a Second Amended and Restated Memorandum of Understanding that included an additional $225,000 contribution to the settlement (to be funded equally by Hanover and GKH) and by which counsel in the Harbor Finance derivative action became a party to the settlement. As part of this arrangement, Hanover agreed to certain additional governance procedures including certain enhancements to its code of conduct.

On October 23, 2003, the parties to the Second Amended and Restated Memorandum of Understanding entered into a Stipulation of Settlement which, subject to court approval, will fully and finally resolve all of the securities class actions, ERISA class actions and shareholder derivative actions filed against Hanover and certain other individuals. PricewaterhouseCoopers LLP is not a party to the Stipulation of Settlement and will remain a defendant in the federal securities class action. On October 24, 2003, the parties moved the court for preliminary approval of the proposed settlement and sought permission to provide notice to the potentially affected persons and to set a date for a final hearing to approve the proposed settlement. The settlement, therefore, remains subject to court approval and could be the subject of an objection by potentially affected persons.

On November 14, 2002, the SEC issued a Formal Order of Private Investigation relating to the matters involved in the restatements of Hanover’s financial statements. Hanover has cooperated fully with the Fort Worth District Office Staff of the SEC and anticipate reaching a resolution of the SEC Staff’s investigation in a manner which is generally consistent with resolutions reached in similar situations. Hanover understands that any resolution reached with the Staff of the Fort Worth District Office of the SEC has no legal effect until it is reviewed and, if appropriate, approved by the SEC. As such, Hanover does not anticipate announcing any resolution of the SEC Staff’s investigation unless and until such resolution is approved by the SEC. While Hanover does not currently anticipate that any resolution reached with the SEC would have a material adverse impact on the business, consolidated financial condition, results of operations or cash flows of Hanover, there can be no assurances in this regard at this time.

As of September 30, 2003, Hanover had incurred approximately $14.0 million in legal related expenses in connection with Hanover’s internal investigations, the putative class action securities lawsuits, the derivative lawsuit and the SEC investigation. Of this amount, Hanover advanced approximately $2.2 million on behalf of Hanover’s current and former officers and directors in connection with the above-named proceedings. Hanover intends to advance the litigation costs of its officers and directors, subject to the limitations imposed by Delaware and other applicable law and Hanover’s certificate of incorporation and bylaws. In addition at September 30, 2003, Hanover expects to incur approximately $4.4 million in additional legal fees and administrative expenses in connection with the settlement of the securities-related litigation, the SEC investigation and advances on behalf of current and former officers and directors for legal fees that HCLP may have to fund through an advance or distribution of capital to Hanover. However, costs incurred after March 31, 2003, in connection with the securities-related litigation and settlement thereof will be expensed by Hanover. Prior to March 31, 2003 HCLP had expensed approximately $9.7 million of legal related costs.

On June 25, 1999, we notified the Air Quality Bureau of the Environmental Protection Division, New Mexico Environment Department of potential violations of regulatory and permitting requirements. The violations included failure to conduct required performance tests, failure to file required notices and failure to pay fees for compressor units located on sites for more than one year. We promptly paid the required fees and corrected the violations. On June 12, 2001, after the violations had been corrected, the Director of the Division issued a compliance order to us in connection with the alleged violations. The compliance order assessed a civil penalty of $15,000 per day per regulatory violation and the permit; no total penalty amount was proposed in the compliance order. On October 3, 2003, the Division notified us that the total proposed penalty would be $759,072. However, since the alleged violations had been self-disclosed, that amount was reduced to $189,768. We expect to respond to the penalty assessment, challenging some of the calculations, and will propose an alternative settlement amount, which we expect to be less than $100,000.

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

Date: November 13, 2003

By:	/s/ CHAD C. DEATON
Chad C. Deaton President and Chief Executive Officer (Principal Executive Officer and Manager of the General Partnership)

Date: November 13, 2003

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