Form 10-Q
period 2004-03-31
HANOVER COMPRESSION LP
filed 2004-05-12
CIK 1163675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________.

Commission File No. 333-75814-1

Hanover Compression Limited Partnership

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-2344249 (I.R.S. Employer Identification No.)

12001 North Houston Rosslyn, Houston, Texas (Address of principal executive offices)	77086 (Zip Code)

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

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part II, Items 2, 3, 4 and Part I, Item 3, have been omitted in accordance with Instruction (H)(2)(b) and (c), respectively.

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

HANOVER COMPRESSION LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars)
(unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$30,081	$56,619
Accounts receivable, net of allowance of $8,047 and $5,460	224,692	195,183
Inventory, net	168,100	155,297
Costs and estimated earnings in excess of billings on uncompleted contracts	57,247	50,128
Prepaid taxes	3,194	4,677
Assets held for sale	17,356	17,344
Other current assets	37,355	36,786

Total current assets	538,025	516,034
Property, plant and equipment, net	1,996,898	2,027,654
Goodwill, net	176,104	176,629
Intangible and other assets	59,296	64,258
Investments in non-consolidated affiliates	88,980	88,718
Assets held for sale	11,419	13,981

Total assets	$2,870,722	$2,887,274

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Short-term debt	$28,536	$32,519
Current maturities of long-term debt	196,929	3,511
Accounts payable, trade	57,101	53,354
Accrued liabilities	109,670	119,877
Advance billings	28,444	34,380
Liabilities held for sale	1,057	1,128
Billings on uncompleted contracts in excess of costs and estimated earnings	25,741	8,427

Total current liabilities	447,478	253,196
Long-term debt	723,276	939,292
Due to general partner	534,216	529,251
Other liabilities	43,178	39,031
Deferred income taxes	41,758	36,982

Total liabilities	1,789,906	1,797,752

Commitments and contingencies (Note 9)
Minority interest	28,628	28,628
Partners’ Equity:
Partner’ capital	1,042,821	1,051,667
Accumulated other comprehensive income	9,367	9,227

Total Partners’ Equity	1,052,188	1,060,894

Total liabilities and common partners’ equity	$2,870,722	$2,887,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues and other income:
Domestic rentals	$86,592	$78,649
International rentals	55,569	51,440
Parts, service and used equipment	44,607	37,770
Compressor and accessory fabrication	28,150	21,380
Production and processing equipment fabrication	53,429	80,140
Equity in income of non-consolidated affiliates	4,852	2,880
Other income	1,092	1,428

	274,291	273,687

Expenses:
Domestic rentals	35,539	31,204
International rentals	17,126	15,020
Parts, service and used equipment	33,230	24,463
Compressor and accessory fabrication	25,916	18,638
Production and processing equipment fabrication	47,696	69,562
Selling, general and administrative	39,873	39,272
Foreign currency translation	(1,502)	373
Other	(40)	1,367
Depreciation and amortization	42,751	34,345
Leasing expense	—	22,335
Interest expense	31,329	8,299

	271,918	264,878

Income from continuing operations before income taxes	2,373	8,809
Provision for income taxes	8,088	4,420

Income (loss) from continuing operations	(5,715)	4,389
Income (loss) from discontinued operations, net of tax	(86)	475
Loss from write downs of discontinued operations, net of tax	—	(1,444)

Net income (loss)	$(5,801)	$3,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net income (loss)	$(5,801)	$3,420
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	1,048	426
Foreign currency translation adjustment	(907)	3,310

Comprehensive income (loss)	$(5,660)	$7,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(5,801)	$3,420
Adjustments:
Depreciation and amortization	42,751	34,345
Loss from discontinued operations, net of tax	86	969
Bad debt expense	750	1,002
Gain on sale of property, plant and equipment	(4)	(886)
Equity in income of non-consolidated affiliates, net of dividends received	(4,288)	(2,880)
Gain on derivative instruments	—	(1,960)
Provision for inventory impairment and reserves	757	1,251
Gain on sale of non-consolidated affiliates	(300)	—
Restricted stock compensation expense	391	169
Pay-in-kind interest to general partner	4,965	5,171
Deferred income taxes	4,227	2,763
Changes in assets and liabilities, excluding business combinations:
Accounts receivable and notes	(27,450)	(9,321)
Inventory	(13,601)	(8,254)
Costs and estimated earnings versus billings on uncompleted contracts	9,800	(2,685)
Accounts payable and other liabilities	(6,882)	(18,673)
Advance billings	(5,708)	(2,336)
Other	6,076	37

Net cash provided by continuing operations	5,769	2,132
Net cash provided by discontinued operations	299	1,182

Net cash provided by operating activities	6,068	3,314

Cash flows from investing activities:
Capital expenditures	(17,074)	(36,383)
Payments for deferred lease transaction costs	—	(1,097)
Proceeds from sale of property, plant and equipment	5,657	4,442
Proceeds from sale of non-consolidated affiliates	4,663	—
Cash used to acquire investments in and advances to non-consolidated affiliates	—	(1,531)

Net cash used in continuing operations	(6,754)	(34,569)
Net cash provided by (used in) discontinued operations	167	(281)

Net cash used in investing activities	(6,587)	(34,850)

Cash flows from financing activities:
Borrowings on revolving credit facilities	6,000	46,500
Repayments on revolving credit facilities	(27,000)	(13,500)
Payments for debt issue costs	(39)	(687)
Net borrowings (repayments) of other debt	(2,681)	7,196
Partners’ distribution	(2,597)	(5,948)

Net cash provided by (used in) continuing operations	(26,317)	33,561
Net cash used in discontinued operations	—	(378)

Net cash provided by (used in) financing activities	(26,317)	33,183

Effect of exchange rate changes on cash and equivalents	298	90

Net increase (decrease) in cash and cash equivalents	(26,538)	1,737
Cash and cash equivalents at beginning of period	56,619	19,011

Cash and cash equivalents at end of period	$30,081	$20,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Hanover Compression Limited Partnership (“HCLP,” “we,” “us,” “our” or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. HCLP is a Delaware limited partnership and an indirect wholly-owned subsidiary of Hanover Compressor Company (“Hanover”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted. It is the opinion of our management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of HCLP for the periods indicated. The financial statement information included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. These interim results are not necessarily indicative of results for a full year.

Stock-Based Compensation

Certain of our employees participate in stock option plans that provide for the granting of options to purchase shares of Hanover common stock. In accordance with Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) HCLP measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The following pro forma net income (loss) illustrates the effect on net income (loss) if the fair value method had been applied to all outstanding and unvested stock options in each period (in thousands).

	Three Months Ended
	March 31,
	2004	2003
Net income (loss) as reported	$(5,801)	$3,420
Add back: Restricted stock grant expense, net of tax	391	110
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(978)	(398)

Pro forma net income (loss)	$(6,388)	$3,132

As of March 31, 2004, 469,000 shares of Hanover’s restricted stock were outstanding under our incentive compensation plans. We will recognize compensation expense equal to the fair value of the restricted stock at the date of grant over the vesting period related to these grants. During the three months ended March 31, 2004 and 2003, we recognized $0.4 million and $0.1 million, respectively, in compensation expense related to these grants.

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the 2004 financial statement classification. These reclassifications have no impact on net income.

2.	INVENTORIES

Inventory, net of reserves, consisted of the following amounts (in thousands):

	March 31,	December 31,
	2004	2003
Parts and supplies	$124,063	$114,063
Work in progress	28,367	29,412
Finished goods	15,670	11,822

	$168,100	$155,297

As of March 31, 2004 and December 31, 2003 we had inventory reserves of approximately $13.2 million and $12.7 million, respectively.

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Compression equipment, facilities and other rental assets	$2,414,218	$2,407,873
Land and buildings	80,702	80,142
Transportation and shop equipment	75,219	77,912
Other	41,494	41,741

	2,611,633	2,607,668
Accumulated depreciation	(614,735)	(580,014)

	$1,996,898	$2,027,654

4.	INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

On March 5, 2004, we sold our 50.384% limited partnership interest and 0.001% general partnership interest in Hanover Measurement Services Company, L.P. to EMS Pipeline Services, L.L.C. for $4.9 million, of which $0.2 million has been put in escrow subject to the outcome of post closing working capital adjustments. We have no obligation to the purchaser with respect to any post-closing adjustment in excess of the escrowed amount. We accounted for our interest in Hanover Measurement under the equity method. As a result of the sale, we recorded a $0.3 million gain that is included in other income.

5.	DEBT

Short-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Belleli—factored receivables	$15,369	$13,261
Belleli—revolving credit facilities	13,167	16,141
Other, interest at 5.0%	—	3,117

Short-term debt	$28,536	$32,519

Belleli finances its operations through the factoring of its receivables and revolving credit facilities. Belleli’s factoring arrangements are typically short term in nature and at each of March 31, 2004 and December 31, 2003 bore interest at a weighted average rate of 4.0%. Belleli’s revolving credit facilities bore interest at a weighted average rate of 3.4% and 3.2% at March 31, 2004 and December 31, 2003, respectively. These revolving credit facilities are all short-term and expire at different times in 2004 and are partially secured by letters of credit issued and outstanding under our bank credit facility of $9.7 million as of March 31, 2004.

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Bank credit facility due December 2006	$6,000	$27,000
2000A equipment lease notes, interest at 4.1%, due March 2005	193,600	193,600
2000B equipment lease notes, interest at 4.1%, due October 2005	167,411	167,411
2001A equipment lease notes, interest at 8.5%, due September 2008	300,000	300,000
2001B equipment lease notes, interest at 8.8%, due September 2011	250,000	250,000
Real estate mortgage, interest at 3.1%, collateralized by certain land and buildings, payable through September 2004	2,833	2,917
Fair value adjustment — fixed to floating interest rate swaps	(1,080)	—
Other, interest at various rates, collateralized by equipment and other assets, net of unamortized discount	1,441	1,875

	920,205	942,803
Less—current maturities	(196,929)	(3,511)

Long-term debt	$723,276	$939,292

Maturities of long-term debt (excluding interest to be accrued thereon) at March 31, 2004 are (in thousands):

March 31,
2004
2004	$3,213
2005	361,512
2006	6,297
2007	42
2008	300,045
Thereafter	249,096

$920,205

As of March 31, 2004, we had approximately $6 million in borrowings and approximately $90 million in letters of credit outstanding under our bank credit facility. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $350 million credit limit, plus, in addition to certain other indebtedness, an additional (i) $40 million in unsecured indebtedness, (ii) $50 million of nonrecourse indebtedness of unqualified subsidiaries and (iii) $25 million of secured purchase money indebtedness.

As of March 31, 2004, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or these agreements would trigger cross-default provisions under the agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations. Giving effect to the covenant limitations in our bank credit facility, the liquidity available under that facility as of March 31, 2004 was approximately $245 million.

We have classified our 2000A equipment lease note as current since it matures in March 2005. Our availability under our bank credit facility may be used to finance maturing debt obligations or we may seek other sources of financing.

In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions and Hanover’s 8.625% Senior Notes due 2010 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, Hanover’s ratio of the sum of its consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or Hanover’s “coverage ratio,” is greater than 2.25 to 1.0 and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements for our 2001A and 2001B sale leaseback transactions define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of March 31, 2004, Hanover’s coverage ratio was less than 2.25 to 1.0 and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing indebtedness.

6. DUE TO GENERAL PARTNER

     We have entered into three promissory notes in favor of our general partner. Under these notes, we promised to pay to the order of our general partner; (a) such amounts as are equal to the amounts which are due by Hanover to the holders of Hanover’s $200 million 8.625% Senior Notes due 2010 (the “8.625% Senior Notes”) and all costs incurred by Hanover in connection with the issuance of the 8.625% Senior Notes or any amendment or modification thereof, (b) such amounts as are equal to the amounts which are due by Hanover, excluding the conversion features, to the holders of Hanover’s $143.8 million 4.75% Convertible Senior Notes due 2014 (the “4.75% Convertible Notes”) and all costs incurred by Hanover in connection with the issuance of the 4.75% Convertible Notes or any amendment or modification thereof, and (c) such amounts as are equal to the amounts which are due by Hanover to the holders of Hanover’s $262.6 million aggregate principal amount at maturity Zero Coupon Subordinated Notes due 2007. The notes described in (a) and (b) above are dated December 15, 2003 and the note described in (c) above is dated August 31, 2001. Such amounts are due by HCLP to its general partner at the same time or times as such amounts must be paid by Hanover. Our general partner has also entered into three promissory notes in favor of Hanover with the same general terms as the obligations which we have to our general partner under the notes described in (a), (b) and (c) above.

     Obligations to our general partner that have the same general terms as the Hanover notes payable consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
4.75% senior notes due 2014	$143,750	$143,750
8.625% senior notes due 2010	200,000	200,000
11% zero coupon subordinated notes due March 2007	190,466	185,501

	$534,216	$529,251

7.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Accrued salaries, bonuses and other employee benefits	$20,218	$20,533
Accrued income and other taxes	29,016	15,948
Current portion of hedge instruments	11,556	11,703
Accrued interest	8,145	19,565
Accrued interest – due to general partner	6,900	1,003
Accrued other	33,835	51,125

	$109,670	$119,877

8.	ACCOUNTING FOR DERIVATIVES

We use derivative financial instruments to minimize the risks and/or costs associated with financial and global operating activities by managing our exposure to interest rate fluctuations on a portion of our debt and leasing obligations. Our primary objective is to reduce our overall cost of borrowing by managing the fixed and floating interest rate mix of our debt portfolio. We do not use derivative financial instruments for trading or other speculative purposes. The cash flow from hedges is classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

For derivative instruments designated as fair value hedges, the gain or loss is recognized in earnings in the period of change together with the gain or loss on the hedged item attributable to the risk being hedged. For derivative instruments designated as cash flow hedges, the effective portion of the derivative gain or loss is included in other comprehensive income, but not reflected in our consolidated statement of operations until the corresponding hedged transaction is settled. The ineffective portion is reported in earnings immediately.

In March 2004, we entered into two interest rate swaps to hedge the risk of changes in fair value of our note to our general partner that has the same general terms as Hanover’s 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of March 31, 2004:

Floating Rate to be Paid	Maturity Date	Fixed Rate to be Received	Notional Amount
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000,000
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000,000

As of March 31, 2004, a total of approximately $4.0 million in other current assets, $5.0 million in long-term liabilities and a $1.1 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps.

During 2001, we entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

Lease	Maturity Date	Fixed Rate to be Paid	Notional Amount
March 2000	March 11, 2005	5.2550%	$100,000,000
August 2000	March 11, 2005	5.2725%	$100,000,000
October 2000	October 26, 2005	5.3975%	$100,000,000

These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the quarters ended March 31, 2004 and 2003, we recorded income of approximately $1.6 million and $0.7 million, respectively, related to these three swaps ($1.6 million and $0.4 million net of tax) in other comprehensive income. As of March 31, 2004, a total of approximately $11.6 million was recorded in current liabilities and approximately $1.9 million in long-term liabilities with respect to the fair value adjustment related to these three swaps.

Prior to 2001, we entered into two interest rate swaps with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. The difference paid or received on the swap transactions was recorded as an accrued liability and recognized in leasing expense in all periods before July 1, 2003, and in interest expense thereafter. Because management decided not to designate the interest rate swaps as hedges, we recognized unrealized gains of approximately $2.0 million related to the change in the fair value of these interest rate swaps in lease expense in our statement of operations during the three months ended March 31, 2003.

The counterparties to our interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

9.	COMMITMENTS AND CONTINGENCIES

We have issued the following guarantees that are not recorded on our accompanying balance sheet:

		Maximum Potential
		Undiscounted
		Payments as of
	Term	March 31, 2004
Other:
Performance guarantees through letters of credit	2004-2007	76,420
Standby letters of credit	2004	25,415
Bid bonds and performance bonds	2004-2007	82,570

		$233,820

We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties. In addition, in December 2003, Hanover issued $200.0 million aggregate principal amount of its 8.625% Senior Notes due 2010, which we fully and unconditionally guaranteed on a senior subordinated basis.

As part of the Production Operators Corporation (“POC”) acquisition purchase price, Hanover may be required to make, and we may have to fund, a contingent payment to Schlumberger based on the realization of certain tax benefits by Hanover and its affiliates through 2016. To date Hanover has not realized any of such tax benefits or made any payments to Schlumberger in connection with them.

Hanover has guaranteed the amounts included below, which is a percentage of the total debt of these non-consolidated affiliates equal to our ownership percentage in such affiliate. If these guarantees by Hanover are ever called, we may have to advance funds to Hanover to cover its obligations under these guarantees.

		Maximum Potential
		Undiscounted
		Payments as of
	Term	March 31, 2004
Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium	2005	$10,387
El Furrial	2013	39,028

Litigation and Securities and Exchange Commission Investigation

In 2003, Hanover entered into an agreement to settle its pending securities litigation. On February 9, 2004, the United States District Court for the Southern District of Texas entered three Orders and Final Judgements, approving the settlement on the terms agreed upon in the Stipulation of Settlement with respect to all of the pending claims. The court also entered an Order and Final Judgment approving the plans of allocation as well as an Order and Final Judgement approving the schedule of attorneys’ fees for counsel for the settling plaintiffs. The time in which these Orders and Final Judgments may be appealed expired on March 10, 2004 without any appeal being lodged. The settlement has therefore become final and was implemented according to its terms.

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

As of March 31, 2004, Hanover had incurred approximately $16.7 million in legal related expenses in connection with Hanover's internal investigations, the putative class action securities and ERISA lawsuits, the derivative lawsuits and the SEC investigation. Of this amount, Hanover advanced approximately $2.3 million on behalf of Hanover's current and former officers and directors in connection with the proceedings described above. Hanover intends to advance any litigation costs of its current and former officers and directors, subject to the limitations imposed by Delaware and other applicable law and Hanover's certificate of incorporation and bylaws. Hanover does not expect additional legal fees and administrative costs in connection with the settlement of the litigation, advances on behalf of current and former officers and directors for legal fees and other related costs to exceed $1.0 million, the remaining balance of the accrual. Although not a party to the settlement, HCLP may need to fund these costs and other Hanover expenses through an advance or distribution to Hanover. However, costs incurred after March 31, 2003 in connection with the securities-related litigation and settlement thereof will be expensed by Hanover. Prior to March 31, 2003 HCLP had expensed approximately $9.7 million of legal related costs.

On June 25, 1999, we notified the Air Quality Bureau of the Environmental Protection Division, New Mexico Environmental Department (the “Division”), of potential violations of State regulatory and permitting requirements. The potential violations included failure to conduct required performance tests, failure to file required notices and failure to pay annual filing fees for compressor units located on sites for more than one year. We promptly paid the required fees and filed the required notices, correcting the potential violations. On June 12, 2001, after the potential violations had been corrected, the Director of the Division issued a compliance order to us in connection with the potential violations. The compliance order assessed a civil penalty of $15,000 per day per alleged regulatory violation and permit; no total penalty amount was proposed in the compliance order. On October 3, 2003, the Division notified us that the total proposed penalty would be $759,072. However, since the alleged violations had been self-disclosed, the amount was reduced to $189,768. We subsequently responded to the penalty assessment, challenging the basis of the Division’s penalty calculation. As a result of our challenge, the Division agreed to a Stipulated Motion for Time to File Answer and further agreed to meet with us and negotiate a final settlement. On April 8, 2004, we met with Division officials in Santa Fe and agreed to a final settlement of all alleged violations in the amount of $105,464, to be paid in a lump sum in the month of July 2004. We have submitted a Settlement Agreement and Stipulated Final Order summarizing the settlement to the Division for execution and final resolution of this matter.

We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of The Royal/ Dutch Shell Group (“Shell”) and Global Energy and Refining Ltd. (“Global”), a Nigerian company. We have completed the building of the required barge-mounted facilities. We understand that Global must complete a significant financing for part of the project in the near term or Shell would be able to terminate its contract with Global. Global has orally informed us that they have completed a financing, although it is not clear to us whether the funds raised will be sufficient to perform their obligations under the Shell contract. In light of the political environment in Nigeria, Global’s lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under the Shell contract. We believe that Global is in default with respect to certain agreements they have with us, as a result of which we believe we have certain termination rights. We have recently reached a tentative agreement with Global whereby Global will pre-pay to us $5 million in equipment rental fees in return for our agreement to waive some of Global’s defaults with respect to certain agreements they have with us. This agreement remains subject to approval by Hanover’s Board of Directors.

If Shell were to terminate its contract with Global for any reason or we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. We currently have an investment of approximately $30.2 million associated with the barge facility and approximately $4.1 million associated with advances to, and our investment in, Global.

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

10.	NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” as revised in December 2003 (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved by means other than through voting rights and the determination of when and which business enterprise should consolidate the variable interest entity (“VIE”) in its financial statements. FIN 46 applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As revised, FIN 46 was effective immediately for VIE’s created after January 31, 2003. For special-purposes entities created prior to February 1, 2003, FIN 46 is effective at the first interim or annual reporting period ending after December 15, 2003, or December 31, 2003 for us. For entities, other than special purpose entities, created prior to February 1, 2003, FIN 46 is effective for us as of March 31, 2004. Prior to 2004, we had adopted the provisions of FIN 46 related to equipment leases as discussed below. During the quarter ended March 31, 2004, no further adjustments were made to our consolidated financial statements under the provisions of FIN 46.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003, the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $28.6 million in sale leaseback obligations that are currently reported as “Minority interest” on our condensed consolidated balance sheet pursuant to FIN 46.

These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of March 31, 2004, the yield rates on the outstanding equity certificates ranged from 4.3% to 9.5%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At March 31, 2004, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

11.	REPORTABLE SEGMENTS

We manage our business segments primarily based upon the type of product or service provided. We have five principal industry segments: Domestic Rentals; International Rentals; Parts, Service and Used Equipment; Compressor and Accessory Fabrication; and Production and Processing Equipment Fabrication. The Domestic and International Rentals segments primarily provide natural gas compression and production and processing equipment rental and maintenance services to meet specific customer requirements on Hanover-owned assets. The Parts, Service and Used Equipment segment provides a full range of services to support the surface production needs of customers from installation and normal maintenance and services to full operation of a customer’s owned assets and surface equipment as well as sales of used equipment. The Compressor and Accessory Fabrication Segment involves the design, fabrication and sale of natural gas compression units and accessories to meet unique customer specifications. The Production and Processing Equipment Fabrication Segment designs, fabricates and sells equipment used in the production and treating of crude oil and natural gas and engineering, procurement and construction of heavy wall reactors for refineries and desalination plants.

We evaluate the performance of our segments based on segment gross profit. Segment gross profit for each segment includes direct revenues and operating expenses attributable to that segment. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, foreign currency translation, goodwill impairment, other expenses and income taxes. Amounts defined as “Other” include equity in income of non-consolidated affiliates, results of other insignificant operations and corporate related items primarily related to cash management activities. Revenues include sales to external customers. Intersegment sales and any resulting profits are eliminated in consolidation. We no longer include intersegment sales when we evaluate the performance of our segments and have adjusted prior periods to conform to the 2004 presentation.

The following tables present sales and other financial information by industry segment for the three months ended March 31, 2004 and 2003.

			Parts, service	Compressor	Production
	Domestic	International	and used	and accessory	equipment
	rentals	rentals	equipment	fabrication	fabrication	Other	Consolidated
				(in thousands)
March 31, 2004:
Revenues from external customers	$86,592	$55,569	$44,607	$28,150	$53,429	$5,944	$274,291
Gross profit	51,053	38,443	11,377	2,234	5,733	5,944	114,784
March 31, 2003:
Revenues from external customers	$78,649	$51,440	$37,770	$21,380	$80,140	$4,308	$273,687
Gross profit	47,445	36,420	13,307	2,742	10,578	4,308	114,800

12.	DISCONTINUED OPERATIONS AND OTHER ASSETS HELD FOR SALE

During the fourth quarter of 2002, Hanover’s Board of Directors approved management’s plan to dispose of our non-oilfield power generation projects, which were part of our domestic rental business, and certain used equipment businesses, which were part of our parts and service business. These disposals meet the criteria established for recognition as discontinued operations under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 specifically requires that such amounts must represent a component of a business comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. These businesses are reflected as discontinued operations in our condensed consolidated statement of operations. Due to changes in market conditions, the disposal plan was not completed in 2003. We are continuing to actively market these assets and have made valuation adjustments as a result of the change in market conditions. As a result of our consolidation efforts during 2003, we reclassified certain closed facilities to assets held for sale. We have sold certain assets for total sales proceeds of $1.8 million, during the quarter ended March 31, 2004. The remaining assets are expected to be sold within the next 12 months and the assets and liabilities are reflected as held-for-sale on our condensed consolidated balance sheet.

Summary of operating results of the discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Revenues and other:
Domestic rentals	$5	$1,671
Parts, service and used equipment	3,247	3,629
Equity in income of non-consolidated affiliates	—	414
Other	(3)	(87)

	3,249	5,627

Expenses:
Domestic rentals	160	299
Parts, service and used equipment	2,189	2,504
Selling, general and administrative	986	1,684
Interest expense	—	304
Other	—	46

	3,335	4,837

Income (loss) from discontinued operations before income taxes	(86)	790
Provision for income taxes	—	315

Income (loss) from discontinued operations	$(86)	$475

Summary balance sheet data for assets held for sale as of March 31, 2004 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total
Current assets	$6,829	$10,527	$—	$17,356
Property, plant and equipment	620	1,135	9,664	11,419

Assets held for sale	7,449	11,662	9,664	28,775
Current liabilities	—	1,057	—	1,057

Liabilities held for sale	—	1,057	—	1,057

Net assets held for sale	$7,449	$10,605	$9,664	$27,718

Summary balance sheet data for assets held for sale as of December 31, 2003 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total
Current assets	$6,820	$10,524	$—	$17,344
Property, plant and equipment	924	1,386	11,671	13,981

Assets held for sale	7,744	11,910	11,671	31,325
Current liabilities	—	1,128	—	1,128

Liabilities held for sale	—	1,128	—	1,128

Net assets held for sale	$7,744	$10,782	$11,671	$30,197

12.  INCOME TAXES

During the first quarter 2004, we recorded a net tax provision of $8.1 million compared to $4.4 million for the first quarter 2003. Our effective tax rate for the first quarter 2004 was 341%, compared to 50% for the first quarter 2003. Due to our recent domestic tax losses, we cannot reach the conclusion that it is "more likely than not" that certain of our U.S. deferred tax assets will be realized in the near future. Accordingly, our provision for income taxes for the first quarter 2004 did not include a full tax benefit for our estimate of anticipated U.S. losses because the benefit is not anticipated to be realized during 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe”, “anticipate”, “expect”, “estimate” or words of similar import. Similarly, statements that describe our future plans, objectives or goals or future revenues or other future financial metrics are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. These risks and uncertainties include:

•	our inability to renew our short-term leases of equipment with our customers so as to fully recoup our cost of the equipment;

•	a prolonged substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our compression and oil and natural gas production equipment;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	legislative changes or changes in economic or political conditions in the countries in which we do business;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and failures and natural disasters;

•	our inability to implement certain business objectives, such as:

•	integrating acquired businesses,

•	implementing our new enterprise resource planning systems,

•	generating sufficient cash,

•	accessing the capital markets,

•	refinancing existing or incurring additional indebtedness to fund our business, and

•	executing our exit and sale strategy with respect to assets classified on our balance sheet as discontinued operations and held for sale;

•	governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our substantial debt.

Other factors besides those described in this Form 10-Q could also affect our actual results. You should not unduly rely on the forward-looking statements contained in this Form 10-Q, which speak only as of the date of this Form 10-Q. Except as otherwise required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in our Annual Report on Form 10-K for the year ended December 31, 2003 and the reports we file from time to time with the SEC after the date of this Form 10-Q. All forward-looking statements attributable to HCLP are expressly qualified in their entirety by this cautionary statement.

GENERAL

Hanover Compression Limited Partnership, (“we,” “us,” “our,” “HCLP”, or the “Company”) a Delaware limited partnership and an indirect wholly-owned subsidiary of Hanover Compression Company (“Hanover”), together with its subsidiaries, is a global market leader in the full service natural gas compression business and is also a leading provider of service, fabrication and equipment for oil and natural gas processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Hanover was founded as a Delaware corporation in 1990, and has been a public company since 1997. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, gas measurement and oilfield power generation services, primarily to our domestic and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli Energy S.r.l. (“Belleli”), we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalination plants, primarily for use in Europe and the Middle East.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Overview

Our revenue and other income in the first quarter 2004 was $274.3 million compared to first quarter 2003 revenue and other income of $273.7 million. Net loss for the first quarter 2004 was $5.8 million, compared with net income of $3.4 million in the first quarter 2003. The decrease in net income was primarily due to an increase in depreciation expense and provision for income taxes that are discussed further below.

In the first quarter 2004, we realized continued improvement in our domestic rental fleet utilization which increased from approximately 76% at year end 2003 to 78% at the end of the first quarter 2004. During the quarter ended March 31, 2004, we also achieved an improvement in backlog in both the compression and production and processing fabrication lines of business. Our parts, service and used equipment business segment benefited from strong installation revenue and gross profit in the first quarter 2004, but the base parts and service revenue was lower than anticipated due to continued delays in maintenance by our customers because of the current strong gas price environment, particularly in North America.

Our total compression horsepower at March 31, 2004 was approximately 3,478,000, consisting of approximately 2,564,000 horsepower in the United States and approximately 914,000 horsepower internationally. Our total compression horsepower utilization rate at March 31, 2004 was approximately 82%, an increase over utilization of approximately 81% at December 31, 2003 and approximately 79% at March 31, 2003. Domestic and international utilization at March 31, 2004 was approximately 78% and 94%, respectively, compared to approximately 76% and 94%, respectively, at December 31, 2003, and approximately 73% and 94%, respectively, at March 31, 2003.

At March 31, 2004, HCLP’s total third-party fabrication backlog, excluding Belleli, was approximately $97 million compared to approximately $46 million at December 31, 2003 and $94 million at March 31, 2003. Backlog for Belleli at March 31, 2004 was approximately $124 million, compared to approximately $107 million at December 31, 2003 and $64 million at March 31, 2003. The compressor and accessory fabrication backlog was approximately $52 million at March 31, 2004, compared to approximately $28 million at December 31, 2003, and $43 million at March 31, 2003. The backlog for production and processing equipment fabrication, excluding Belleli, was approximately $45 million at March 31, 2004 compared to approximately $18 million at December 31, 2003, and $52 million at March 31, 2003.

Industry Conditions

The North American rig count increased by 15% to 1,598 at March 31, 2004 from 1,390 at March 31, 2003, and the twelve-month rolling average North American rig count increased by 28% to 1,467 at March 31, 2004 from 1,145 at March 31, 2003. In addition, the twelve-month rolling average New York Mercantile Exchange wellhead natural gas price increased to $5.16 per Mcf at March 31, 2004 from $4.29 per Mcf at March 31, 2003. During 2003, we did not experience any significant growth in domestic rentals or purchases of equipment and services by our customers, which we believe is primarily the result of the lack of a significant increase in U.S. natural gas production levels. However, with several non-operational issues behind us, we are focused on improving our sales success ratio on new bid opportunities and anticipate some revenue growth in 2004.

Facility Consolidation

We had previously announced our plan to reduce our U.S. headcount by approximately 500 employees worldwide and to close four fabrication facilities. During the year ended December 31, 2002, we accrued approximately $2.7 million in employee separation costs related to the reduction in workforce. During the year ended December 31, 2003, we paid approximately $2.0 million in employee separation costs, implemented further cost saving initiatives and closed two additional facilities. During the first quarter of 2004, we paid an additional $0.7 million in employee separation costs related to the completion of these activities. From December 31, 2002 to March 31, 2004, our U.S. workforce has decreased by approximately 700 employees.

U.S. Tax Position

As a result of recent operating losses, we are projected to be in a net deferred tax asset position (for U.S. income tax purposes) for the first time in 2004. Due to our recent domestic tax losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the near future. We will be required to record valuation allowances if our domestic deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 is not met. If we are required to record valuation allowances, our effective tax rate will be above the statutory rate. Our preliminary analysis leads us to believe that we will likely be required to record valuation allowances in 2004, unless we are able to implement tax planning strategies that would minimize or eliminate the amount of such valuation allowances prior to the end of the year, and we may be required to record additional valuation allowances in future periods.

Summary of Business Segment Results

Domestic Rentals
(in thousands)

	Three Months Ended
	March 31,
			Increase
	2004	2003	(Decrease)
Revenue	$86,592	$78,649	10%
Operating expense	35,539	31,204	14%

Gross profit	$51,053	$47,445	8%
Gross margin	59%	60%	(1)%

Domestic rental revenue and gross profit increased in the first quarter 2004, compared to the first quarter 2003, due primarily to improved utilization in our compression rental fleet. We believe that our utilization increased due to an improvement in market conditions and our focus on putting idle units into service. Utilization of our domestic compression rental fleet increased to approximately 78% at March 31, 2004 from approximately 73% at March 31, 2003. Our utilization increased due to a 2% increase in contracted units, the retirement of units to be sold or scrapped and the deployment of units into international operations. Gross margin for the first quarter 2004 decreased slightly, compared to the first quarter 2003, due to increased maintenance and repair expense and increased start up costs associated with bringing idle compression units online.

International Rentals
(in thousands)

	Three Months Ended
	March 31,
			Increase
	2004	2003	(Decrease)
Revenue	$55,569	$51,440	8%
Operating expense	17,126	15,020	14%

Gross profit	$38,443	$36,420	6%
Gross margin	69%	71%	(2)%

First quarter 2004 international rental revenue and gross profit increased, compared to the first quarter 2003, due to increased compression rental activity, primarily in Argentina and Mexico, and the addition in the second half of 2003 of two gas processing plants in Mexico and Brazil. Gross margin for the first quarter 2004 decreased when compared to the first quarter 2003, primarily because of the inclusion of approximately $1.7 million of 2002 revenue that was recognized in the first quarter 2003 as a result of concerns about the ultimate receipt of this revenue due to the unofficial national strike in Venezuela.

Parts, Service and Used Equipment
(in thousands)

	Three Months Ended
	March 31,
			Increase
	2004	2003	(Decrease)
Revenue	$44,607	$37,770	18%
Operating expense	33,230	24,463	36%

Gross profit	$11,377	$13,307	(15)%
Gross margin	26%	35%	(9)%

Parts, service and used equipment revenue for the first quarter 2004 was higher than the first quarter 2003 due primarily to increased installation sales which were partly offset by a decrease in revenue from our domestic parts and service business. We believe our North American customers have delayed maintenance in order to keep their equipment on-line for longer periods due to the increase in price of natural gas. Gross profit and gross margin for the first quarter 2004 were lower than the results for the first quarter 2003 primarily due to slower activity in parts and service in North America and a high margin on a used equipment sale in the first quarter 2003. For the first quarter 2004, parts and service revenue was $25.2 million with a gross margin of 25%, compared to $29.8 million and 32%, respectively, for the first quarter 2003. Used rental equipment and installation sales revenue in the first quarter 2004 was $19.4 million with a gross margin of 27%, compared to $8.0 million with a 48% gross margin for the first quarter 2003. Our used rental equipment and installation sales and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and the start-up of new projects by customers.

Compression and Accessory Fabrication
(in thousands)

	Three Months Ended
	March 31,
			Increase
	2004	2003	(Decrease)
Revenue	$28,150	$21,380	32%
Operating expense	25,916	18,638	39%

Gross profit	$2,234	$2,742	(19)%
Gross margin	8%	13%	(5)%

For the first quarter 2004, compression fabrication revenue increased primarily due to our increased focus on fabrication that led to increased sales. Gross profit and gross margin declined in the first quarter 2004, compared to first quarter 2003, due primarily to continued strong competition for new orders, which negatively impacted sales prices and the resulting gross margin.

Production and Processing Equipment Fabrication
(in thousands)

	Three Months Ended
	March 31,
			Increase
	2004	2003	(Decrease)
Revenue	$53,429	$80,140	(33)%
Operating expense	47,696	69,562	(31)%

Gross profit	$5,733	$10,578	(46)%
Gross margin	11%	13%	(2)%

Production and processing equipment fabrication revenue for the first quarter 2004 was lower than for the first quarter 2003, primarily due to a decrease in orders experienced in the second half of 2003 from our customers. We believe our consolidation efforts, management changes and non-operational issues impacted our sales efforts. However, we are focusing on improving our sales success ratio on new bid opportunities which has resulted in the recent improvement in our backlog. Included in production and processing equipment fabrication revenue and expense for the first quarter 2004 was $30.3 million in revenue and $26.9 million in expense for Belleli, compared to $35.4 million in revenue and $31.7 million in expense in the first quarter 2003. Belleli revenue was down, compared to the first quarter 2003, due to reduced activity in the Middle East. Gross profit and gross margin for production and processing equipment fabrication for the first quarter of 2004 declined, compared to the first quarter 2003, due primarily to a decrease in revenue which led to lower utilization of our fabrication facilities resulting in less absorption of fixed overhead that negatively impacts gross margins.

Other Income

Equity in income of non-consolidated affiliates increased by $2.0 million to $4.9 million during the for the first quarter 2004, from $2.9 million during the first quarter 2003. This increase is primarily due to an improvement in results from our equity interest in El Furrial that experienced a fire in the first quarter 2003, offset partly by a decrease in earnings due to our sale of our interest in Hanover Measurement.

Expenses

Selling, general, and administrative expense (“SG&A”) for the first quarter 2004 was $39.9 million, compared to $39.3 million in the first quarter 2003. For the first quarter 2004, Belleli SG&A expense was $3.6 million, compared to $2.5 million in the first quarter 2003. The increase in SG&A expense at Belleli was primarily due to the appreciation of the Euro relative to the U.S. Dollar. This increase was partially offset by the reversal of a $1.3 million legal accrual for our domestic operations for which a settlement was reached.

Depreciation and amortization expense for the first quarter 2004 increased to $42.8 million, compared to $34.3 million for the same period a year ago. First quarter 2004 depreciation and amortization increased primarily due to additional depreciation expense of approximately $4.2 million associated with the compression equipment operating leases that were consolidated into our financial statements in the third quarter 2003 and increased depreciation expense due to additions to the rental fleet, including maintenance capital, placed in service during the first quarter 2004 and during 2003.

Beginning in July 2003, payments accrued under our sale leaseback transactions are included in interest expense as a result of consolidating on our balance sheet the entities that lease compression equipment to us. See the discussion of the adoption of FIN 46 under “New Accounting Pronouncements” below. As a result, during the first quarter 2004 as compared to the first quarter 2003, our interest expense increased $23.0 million to $31.3 million and our leasing expense decreased $22.3 million to $0.

Foreign currency translation for the first quarter 2004 was a gain of $1.5 million, compared to a loss of $0.4 million for the three months ended March 31, 2003. The foreign currency translation gain was primarily due to the devaluation of the Venezuelan bolivar. The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended March 31,
	2004	2003
Argentina	$(221)	$1,313
Venezuela	956	(1,526)
All other countries	767	(160)

Exchange gain (loss)	$1,502	$(373)

Income Taxes

During the first quarter 2004, we recorded a net tax provision of $8.1 million compared to $4.4 million for the first quarter 2003. Our effective tax rate for the first quarter 2004 was 341%, compared to 50% for the first quarter 2003. Due to our recent domestic tax losses, we cannot reach the conclusion that it is "more likely than not" that certain of our U.S. deferred tax assets will be realized in the near future. Accordingly, our provision for income taxes for the first quarter 2004 did not include a full tax benefit for our estimate of anticipated U.S. losses because the benefit is not anticipated to be realized during 2004.

Discontinued Operations

During the fourth quarter 2002, we reviewed our business lines and Hanover's Board of Directors approved management’s recommendation to exit and sell our non-oilfield power generation and certain used equipment business lines. Income from discontinued operations decreased $0.6 million to a net loss of $0.1 million during the first quarter 2004, from an income of $0.5 million during the first quarter 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance amounted to $30.1 million at March 31, 2004 compared to $56.6 million at December 31, 2003. Working capital decreased to $90.5 million at March 31, 2004 from $262.8 million at December 31, 2003. The decrease in working capital was primarily attributable to the reclassification of our 2000A equipment lease notes, due March 2005, to current liabilities. Our availability under our bank credit facility may be used to finance maturing debt obligations or we may seek other sources of financing.

Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flow, are summarized in the table below (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Net cash provided by (used in) continuing operations:
Operating activities	$5,769	$2,132
Investing activities	(6,754)	(34,569)
Financing activities	(26,317)	33,561
Effect of exchange rate changes on cash and cash equivalents	298	90
Net cash provided by discontinued operations	466	523

Net change in cash and cash equivalents	$(26,538)	$1,737

The increase in cash provided by operating activities for the first quarter 2004 as compared to the first quarter 2003 was primarily due to a decrease in cash used for working capital.

The decrease in cash used in investing activities during the first quarter 2004 as compared to the first quarter 2003 was primarily attributable to a decrease in capital expenditures and the $4.7 million in proceeds received from the sale of our interest in Hanover Measurement Services Company, LP.

The increase in cash used in financing activities was primarily due to a net reduction in borrowings from our bank credit facility.

We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project’s requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. During 2004, we plan to spend approximately $100 million to $150 million on capital expenditures, including (1) rental equipment fleet additions and (2) approximately $50 million to $60 million on equipment maintenance capital. Since capital expenditures are largely discretionary, we believe we would be able to significantly reduce them, in a reasonably short time frame, if expected cash flows from operations were not realized. Historically, we have funded our capital requirements with a combination of internally generated cash flow, borrowings under a bank credit facility, sale leaseback transactions, raising additional equity and issuing long-term debt. Subsequent to December 31, 2003, there have been no significant changes to our obligations to make future payments under existing contracts.

As part of our business, we are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on our consolidated balance sheet. The possibility of our having to honor these commitments is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. We would record a reserve for these guarantees if events occurred that required that one be established.

Our bank credit facility provides for a $350 million revolving credit facility in which advances bear interest at (a) the greater of the administrative agent’s prime rate, the federal funds effective rate, or the base CD rate, or (b) a eurodollar rate, plus, in each case, a specified margin (4.1% weighted average interest rate at March 31, 2004). A commitment fee equal to 0.625% times the average daily amount of the available commitment under the bank credit facility is payable quarterly to the lenders participating in the bank credit facility. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets.

As of March 31, 2004, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or these agreements would trigger cross-default provisions under the agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations. Giving effect to the covenant limitations in our bank credit facility, the liquidity available under that facility as of March 31, 2004 was approximately $245 million. While there is no assurance, we believe based on our current projections for 2004 that we will be in compliance with the financial covenants in our bank credit facility and the agreements related to our compression equipment lease obligations.

We expect that our bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for the short term. As of March 31, 2004, we had approximately $6.0 million in borrowings and approximately $90.0 million in letters of credit outstanding under our bank credit facility (4.1% weighted average effective rate at March 31, 2004). Our bank credit facility permits us to incur indebtedness, subject to covenant limitations described above, up to a $350 million credit limit, plus, in addition to certain other indebtedness, an additional (1) $40 million in unsecured indebtedness, (2) $50 million of non-recourse indebtedness of unqualified subsidiaries, and (3) $25 million of secured purchase money indebtedness.

In June 2003, Hanover and HCLP filed a shelf registration statement with the SEC pursuant to which Hanover may from time to time publicly offer equity, debt or other securities in an aggregate amount not to exceed $700 million and we may from time to time issue guarantees of debt securities offered by Hanover. The SEC subsequently declared the shelf registration statement effective on November 19, 2003 and in December 2003 Hanover issued approximately $344 million in securities under the shelf registration statement, of which $200 million aggregate principal amount was guaranteed by HCLP. Subject to market conditions, the shelf registration statement will be available to offer one or more series of additional debt or other securities in an aggregate principal amount up to the remaining amount available.

In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions and Hanover's 8.625% Senior Notes due 2010 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, Hanover’s ratio of the sum of its consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or Hanover’s “coverage ratio,” is greater than 2.25 to 1.0 and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of March 31, 2004, Hanover’s coverage ratio was less than 2.25 to 1.0 and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing indebtedness.

As of March 31, 2004, Hanover’s credit ratings as assigned by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) were:

Standard
	Moody's	& Poor's
Outlook	Stable	Negative
Senior implied rating	B1	BB-
Bank credit facility due December 2006	Ba3	—
4.75% convertible senior notes due 2008	B3	—
4.75% convertible senior notes due 2014	B3	B
8.625% senior notes due 2010	B3	B
2001A equipment lease notes, interest at 8.5%, due September 2008	B2	—
2001B equipment lease notes, interest at 8.8%, due September 2011	B2	—
Zero coupon subordinated notes, interest at 11%, due March 31, 2007	Caa1	B-
7.25% convertible subordinated notes due 2029*	Caa1	—
Senior secured	—	B+
Senior unsecured	—	B

*	Rating is on the Mandatorily Redeemable Convertible Preferred Securities that were issued by Hanover Compressor Capital Trust, Hanover’s wholly-owned subsidiary. See discussion of the impact of FIN 46 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Accounting Pronouncements” under Item 2 of this quarterly report on Form 10-Q.

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

We use derivative financial instruments to minimize the risks and/or costs associated with financial and global operating activities by managing our exposure to interest rate fluctuation on a portion of our debt and leasing obligations. Our primary objective is to reduce our overall cost of borrowing by managing the fixed and floating interest rate mix of our debt portfolio. We do not use derivative financial instruments for trading or other speculative purposes. The cash flow from hedges is classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

For derivative instruments designated as fair value hedges, the gain or loss is recognized in earnings in the period of change together with the gain or loss on the hedged item attributable to the risk being hedged. For derivative instruments designated as cash flow hedges, the effective portion of the derivative gain or loss is included in other comprehensive income, but not reflected in our consolidated statement of operations until the corresponding hedged transaction is settled. The ineffective portion is reported in earnings immediately.

In March 2004, we entered into two interest rate swaps to hedge the risk of changes in fair value of our note to our general partner that has the same general terms as Hanover’s 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of March 31, 2004:

Floating Rate to be Paid	Maturity Date	Fixed Rate to be Received	Notional Amount
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000,000
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000,000

As of March 31, 2004, a total of approximately $4.0 million in other current assets, $5.0 million in long term liabilities and a $1.1 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps.

During 2001, we entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

Lease	Maturity Date	Fixed rate to be paid	Notional Amount
March 2000	March 11, 2005	5.2550%	$100,000,000
August 2000	March 11, 2005	5.2725%	$100,000,000
October 2000	October 26, 2005	5.3975%	$100,000,000

These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the quarters ended March 31, 2004 and 2003, we recorded income of approximately $1.6 million and $0.7 million, respectively, related to these three swaps ($1.6 million and $0.4 million net of tax) in other comprehensive income. As of March 31, 2004, a total of approximately $11.6 million was recorded in current liabilities and approximately $1.9 million in long-term liabilities with respect to the fair value adjustment related to these three swaps.

Prior to 2001, we entered into two interest rate swaps with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. The difference paid or received on the swap transactions was recorded as an accrued liability and recognized in leasing expense in all periods before July 1, 2003, and in interest expense thereafter. Because management decided not to designate the interest rate swaps as hedges, we recognized unrealized gains of approximately $2.0 million related to the change in the fair value of these interest rate swaps in lease expense in our statement of operations during the three months ended March 31, 2003.

The counterparties to the interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

We have significant operations that expose us to currency risk in Argentina and Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in or based on U.S. dollars rather than Argentine pesos and Venezuelan bolivars, thus reducing our exposure to fluctuations in the value of these currencies relative to the U.S. dollar.

For the three months ended March 31, 2004, our Argentine operations represented approximately 5% of our revenue and 10% of our gross profit. For the three months ended March 31, 2004, our Venezuelan operations represented approximately 15% of our revenue and 23% of our gross profit. At March 31, 2004, we had approximately $26.2 million in accounts receivable related to our Venezuelan operations.

The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended March 31,
	2004	2003
Argentina	$(221)	$1,313
Venezuela	956	(1,526)
All other countries	767	(160)

Exchange gain (loss)	$1,502	$(373)

In December 2002, opponents of Venezuelan President Hugo Chávez initiated a country-wide strike by workers of the national oil company in Venezuela. This strike, a two-month walkout, had a significant negative impact on Venezuela’s economy and temporarily shut down a substantial portion of Venezuela’s oil industry. As a result of the strike, Venezuela’s oil production dropped substantially. In addition, exchange controls have been put in place that put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. In May 2003, after six months of negotiation, the Organization of the American States brokered an agreement between the Venezuelan government and its opponents. Although the accord does offer the prospect of stabilizing Venezuela’s economy, if another national strike is staged, exchange controls remain in place, or economic and political conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income. As a result of the disruption of our operations in Venezuela, during the fourth quarter of 2002, our international rental revenues decreased by approximately $2.7 million. In the three months ended March 31, 2003, we recognized approximately $1.7 million of billings to Venezuelan customers that were not recognized in 2002 due to concerns about the ultimate receipt of those revenues. In addition, a movement to call a referendum for early presidential elections has resulted in renewed civil strife in Venezuela. If such strife continues or escalates, our results of operations in Venezuela could be further materially and adversely affected.

In February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004, the government devalued the currency by approximately 17%. The impact of any further devaluation on our results will depend upon the amount of our assets exposed to currency fluctuation in Venezuela in future periods.

The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.

We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of The Royal/ Dutch Shell Group (“Shell”) and Global Energy and Refining Ltd. (“Global”), a Nigerian company. We have completed the building of the required barge-mounted facilities. We understand that Global must complete a significant financing for part of the project in the near term or Shell would be able to terminate its contract with Global. Global has orally informed us that they have completed a financing, although it is not clear to us whether the funds raised will be sufficient to perform their obligations under the Shell contract. In light of the political environment in Nigeria, Global’s lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under the Shell contract. We believe that Global is in default with respect to certain agreements they have with us, as a result of which we believe we have certain termination rights. We have recently reached a tentative agreement with Global whereby Global will pre-pay to us $5 million in equipment rental fees in return for our agreement to waive some of Global’s defaults with respect to certain agreements they have with us. This agreement remains subject to approval by Hanover's Board of Directors.

If Shell were to terminate its contract with Global for any reason or we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. We currently have an investment of approximately $30.2 million associated with the barge facility and approximately $4.1 million associated with advances to, and our investment in, Global.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved by means other than through voting rights and the determination of when and which business enterprise should consolidate the VIE in its financial statements. FIN 46 applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As revised, FIN 46 was effective immediately for VIE’s created after January 31, 2003. For special-purposes entities created prior to February 1, 2003, FIN 46 is effective at the first interim or annual reporting period ending after December 15, 2003, or December 31, 2003 for us. For entities, other than special purpose entities, created prior to February 1, 2003, FIN 46 is effective for us as of March 31, 2004. Prior to 2004, we had adopted the provisions of FIN 46 related to equipment leases as discussed below. During the quarter ended March 31, 2004, no further adjustments were made to our consolidated financial statements under the provisions of FIN 46.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $28.6 million in sale leaseback obligations that are currently reported as “Minority interest” on our condensed consolidated balance sheet pursuant to FIN 46.

These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of March 31, 2004, the yield rates on the outstanding equity certificates ranged from 4.3% to 9.5%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At March 31, 2004, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. HCLP’s principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004 (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on the evaluation, our principal executive officer and principal financial officer believe that our disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. Under the direction of our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we continued the process of reviewing our internal controls and procedures for financial reporting and have changed or are in the process of changing some of those controls and procedures, including changes relating to: information systems (including controls over access to the systems and segregation of duties); human resources; internal audit; tax accounting, planning and analysis; reconciliation of intercompany accounts; approval of capital expenditures; preparation, approval and closing of significant agreements and transactions; review and quantification of compressor substitutions under compression equipment lease agreements; integration of acquired businesses and assets (including integration of certain financial and accounting systems related thereto); standardization of internal controls and policies across the organization; and the development, implementation and enhancements of corporate governance policies and procedures and performance management systems. As part of our review of our internal controls and procedures for financial reporting, we have made personnel changes and hired additional qualified staff in the legal, accounting/finance and human resource areas and are utilizing third parties to assist with some of our integration and internal audit functions. This review is ongoing, and the review to date constitutes the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2003, Hanover entered into an agreement to settle its pending securities litigation. On February 9, 2004, the United States District Court for the Southern District of Texas entered three Orders and Final Judgements approving the settlement on the terms agreed upon in the Stipulation of Settlement with respect to all of the pending claims. The court also entered an Order and Final Judgment approving the plans of allocation as well as an Order and Final Judgement approving the schedule of attorneys’ fees for counsel for the settling plaintiffs. The time in which these Orders and Final Judgments may be appealed expired on March 10, 2004 without any appeal being lodged. The settlement has therefore become final and was implemented according to its terms.

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

As of March 31, 2004, Hanover had incurred approximately $16.7 million in legal related expenses in connection with Hanover's internal investigations, the putative class action securities and ERISA lawsuits, the derivative lawsuits and the SEC investigation. Of this amount, Hanover advanced approximately $2.3 million on behalf of Hanover's current and former officers and directors in connection with the proceedings described above. Hanover intends to advance any litigation costs of its current and former officers and directors, subject to the limitations imposed by Delaware and other applicable law and Hanover's certificate of incorporation and bylaws. Hanover does not expect additional legal fees and administrative costs in connection with the settlement of the litigation, advances on behalf of current and former officers and directors for legal fees and other related costs to exceed $1.0 million, the remaining balance of the accrual. Although not a party to the settlement, HCLP may need to fund these costs and other Hanover expenses through an advance or distribution to Hanover. However, costs incurred after March 31, 2003 in connection with the securities-related litigation and settlement thereof will be expensed by Hanover. Prior to March 31, 2003 HCLP had expensed approximately $9.7 million of legal related costs.

On June 25, 1999, we notified the Air Quality Bureau of the Environmental Protection Division, New Mexico Environmental Department (the “Division”), of potential violations of State regulatory and permitting requirements. The potential violations included failure to conduct required performance tests, failure to file required notices and failure to pay annual filing fees for compressor units located on sites for more than one year. We promptly paid the required fees and filed the required notices, correcting the potential violations. On June 12, 2001, after the potential violations had been corrected, the Director of the Division issued a compliance order to us in connection with the potential violations. The compliance order assessed a civil penalty of $15,000 per day per alleged regulatory violation and permit; no total penalty amount was proposed in the compliance order. On October 3, 2003, the Division notified us that the total proposed penalty would be $759,072. However, since the alleged violations had been self-disclosed, the amount was reduced to $189,768. We subsequently responded to the penalty assessment, challenging the basis of the Division’s penalty calculation. As a result of our challenge, the Division agreed to a Stipulated Motion for Time to File Answer and further agreed to meet with us and negotiate a final settlement. On April 8, 2004, we met with Division officials in Santa Fe and agreed to a final settlement of all alleged violations in the amount of $105,464, to be paid in a lump sum in the month of July 2004. We have submitted a Settlement Agreement and Stipulated Final Order summarizing the settlement to the Division for execution and final resolution of this matter.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002(2)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Filed herewith.

(2)	Furnished herewith.

(b) Reports submitted on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSION LIMITED PARTNERSHIP

Date: May 11, 2004

By:	/s/ CHAD C. DEATON

Chad C. Deaton
President and Chief Executive Officer

Date: May 11, 2004

By:	/s/ JOHN E. JACKSON

John E. Jackson
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Filed herewith.

(2)	Furnished herewith.