Form 10-Q
period 2004-06-30
HANOVER COMPRESSION LP
filed 2004-08-13
CIK 1163675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [x]

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part II, Items 2, 3, 4 and Part I, Item 3, have been omitted in accordance with Instruction (H)(2)(b) and (c), respectively.

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

HANOVER COMPRESSION LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,874	$56,619
Accounts receivable, net of allowance of $7,737 and $5,460	222,059	195,183
Inventory, net	189,198	155,297
Costs and estimated earnings in excess of billings on uncompleted contracts	62,996	50,128
Prepaid taxes	4,194	4,677
Current deferred income tax	20,679	26,203
Assets held for sale	13,349	17,344
Other current assets	30,451	36,786

Total current assets	594,800	542,237
Property, plant and equipment, net	1,965,792	2,027,654
Goodwill, net	176,798	176,629
Intangible and other assets	59,772	64,258
Investments in non-consolidated affiliates	87,365	88,718
Assets held for sale, non-current	11,070	13,981

Total assets	$2,895,597	$2,913,477

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Short-term debt	$24,499	$32,519
Current maturities of long-term debt	1,002	3,511
Accounts payable, trade	66,237	53,354
Accrued liabilities	109,463	119,877
Advance billings	22,492	34,380
Liabilities held for sale	451	1,128
Billings on uncompleted contracts in excess of costs and estimated earnings	26,173	8,427

Total current liabilities	250,317	253,196
Long-term debt	707,761	939,292
Due to general partner	739,453	529,251
Other liabilities	60,602	39,031
Deferred income taxes	65,418	63,185

Total liabilities	1,823,551	1,823,955
Commitments and contingencies (Note 9)
Minority interest	22,228	28,628
Partners’ equity:
Partners’ capital	1,038,741	1,051,667
Accumulated other comprehensive income	11,077	9,227

Total partners’ equity	1,049,818	1,060,894

Total liabilities and partners’ equity	$2,895,597	$2,913,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues and other income:
Domestic rentals	$83,680	$80,256	$170,272	$158,905
International rentals	58,359	51,014	113,928	102,454
Parts, service and used equipment	41,913	34,976	86,520	72,746
Compressor and accessory fabrication	44,159	36,420	72,309	57,800
Production and processing equipment fabrication	63,017	65,810	116,446	145,950
Equity in income of non-consolidated affiliates	4,907	6,412	9,759	9,292
Other	646	1,476	1,738	2,904

	296,681	276,364	570,972	550,051

Expenses:
Domestic rentals	34,950	31,006	70,489	62,210
International rentals	15,196	14,905	32,322	29,925
Parts, service and used equipment	31,748	26,011	64,978	50,474
Compressor and accessory fabrication	40,454	32,965	66,370	51,603
Production and processing equipment fabrication	53,887	60,145	101,583	129,707
Selling, general and administrative	41,683	40,222	81,556	79,494
Foreign currency translation	627	(573)	(875)	(200)
Other	387	(862)	347	505
Depreciation and amortization	44,227	35,876	86,978	70,221
Leasing expense	—	20,804	—	43,139
Interest expense	31,727	8,339	63,056	16,638

	294,886	268,838	566,804	533,716

Income from continuing operations before income taxes	1,795	7,526	4,168	16,335
Provision for income taxes	6,203	3,261	14,291	7,681

Income (loss) from continuing operations	(4,408)	4,265	(10,123)	8,654
Income (loss) from discontinued operations, net of tax	(30)	(58)	(116)	417
Income (loss) from sales or write-downs of discontinued operations, net of tax	372	(208)	372	(1,652)

Net income (loss)	$(4,066)	$3,999	$(9,867)	$7,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$(4,066)	$3,999	$(9,867)	$7,419
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	4,700	262	5,748	688
Foreign currency translation adjustment	(2,991)	9,277	(3,898)	12,587

Comprehensive income (loss)	$(2,357)	$13,538	$(8,017)	$20,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(9,867)	$7,419
Adjustments:
Depreciation and amortization	86,978	70,221
(Income) loss from discontinued operations, net of tax	(256)	1,235
Bad debt expense	918	2,030
(Gain) loss on sale of property, plant and equipment	745	(819)
Equity in income of non-consolidated affiliates, net of dividends received	(2,533)	(9,189)
Gain on derivative instruments	(259)	(4,139)
Provision for inventory impairment and reserves	1,527	2,091
Gain on sale of non-consolidated affiliates	(300)	—
Restricted stock compensation expense	765	339
Pay-in-kind interest on long-term notes payable	10,203	10,751
Deferred income taxes	7,563	3,018
Changes in assets and liabilities, excluding business combinations:
Accounts receivable and notes	(24,999)	(10,755)
Inventory	(31,708)	3,305
Costs and estimated earnings versus billings on uncompleted contracts	4,204	8,827
Accounts payable and accrued liabilities	5,492	(32,023)
Advance billings	(1,467)	(5,369)
Prepaid and other	10,864	10,083

Net cash provided by continuing operations	57,870	57,025
Net cash provided by discontinued operations	251	1,882

Net cash provided by operating activities	58,121	58,907

Cash flows from investing activities:
Capital expenditures	(37,064)	(76,830)
Payments for deferred lease transaction costs	—	(1,303)
Proceeds from sale of property, plant and equipment	7,911	8,916
Proceeds from sale of non-consolidated affiliates	4,663	—
Cash used to acquire investments in and advances to non-consolidated affiliates	(250)	—

Net cash used in continuing operations	(24,740)	(69,217)
Net cash provided by discontinued operations	5,666	4,834

Net cash used in investing activities	(19,074)	(64,383)

Cash flows from financing activities:
Borrowings on revolving credit facility	18,000	55,000
Repayments on revolving credit facility	(45,000)	(49,500)
Payments for debt issue costs	(193)	(823)
Net borrowings (repayments) of other debt	(7,559)	6,932
Borrowings from general partner, due 2014	194,242	—
Payments of 2000 equipment lease obligations	(200,000)	—
Partners’ distribution, net	(2,792)	(10,240)

Net cash provided by (used in) continuing operations	(43,302)	1,369
Net cash used in discontinued operations	—	(762)

Net cash provided by (used in) financing activities	(43,302)	607

Effect of exchange rate changes on cash and equivalents	(490)	612

Net decrease in cash and cash equivalents	(4,745)	(4,257)
Cash and cash equivalents at beginning of period	56,619	19,011

Cash and cash equivalents at end of period	$51,874	$14,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Hanover Compression Limited Partnership (“HCLP”, “we”, “us”, “our” or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. HCLP is a Delaware limited partnership and an indirect wholly owned subsidiary of Hanover Compressor Company (“Hanover”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted. It is the opinion of our management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of HCLP for the periods indicated. The financial statement information included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. These interim results are not necessarily indicative of results for a full year.

Stock-Based Compensation

Certain of our employees participate in stock option plans that provide for the granting of options to purchase shares of Hanover common stock. In accordance with Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), HCLP measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The following pro forma net income (loss) data illustrates the effect on net income (loss) if the fair value method had been applied to all outstanding and unvested stock options in each period (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(4,066)	$3,999	$(9,867)	$7,419
Add back: Restricted stock grant expense, net of tax	374	110	765	220
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(714)	(533)	(1,692)	(1,041)

Pro forma net income (loss)	$(4,406)	$3,576	$(10,794)	$6,598

As of June 30, 2004, 446,000 shares of Hanover’s restricted stock were outstanding under our incentive compensation plans. We will recognize compensation expense equal to the fair value of the restricted stock at the date of grant over the vesting period related to these grants. During the three months ended June 30, 2004 and 2003, we recognized $0.4 million and $0.2 million, respectively, in compensation expense related to these grants and during the six months ended June 30, 2004 and 2003, we recognized $0.8 million and $0.3 million, respectively, in compensation expense related to these grants. (See Note 14.)

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the 2004 financial statement classification. These reclassifications had no impact on our consolidated results of operations, cash flows or partners' equity.

2. INVENTORIES

Inventory, net of reserves, consisted of the following amounts (in thousands):

	June 30,	December 31,
	2004	2003
Parts and supplies	$140,944	$114,063
Work in progress	37,864	29,412
Finished goods	10,390	11,822

	$189,198	$155,297

As of June 30, 2004 and December 31, 2003 we had inventory reserves of approximately $13.5 million and $12.7 million, respectively.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Compression equipment, facilities and other rental assets	$2,411,408	$2,407,873
Land and buildings	82,435	80,142
Transportation and shop equipment	74,100	77,912
Other	49,699	41,741

	2,617,642	2,607,668
Accumulated depreciation	(651,850)	(580,014)

	$1,965,792	$2,027,654

4. INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

During the second quarter of 2004, we increased our ownership in CrystaTech, Inc., a process technology company, to 47.24% for approximately $0.3 million.

On March 5, 2004, we sold our 50.384% limited partnership interest and 0.001% general partnership interest in Hanover Measurement Services Company, L.P. to EMS Pipeline Services, L.L.C. for $4.9 million, of which $0.2 million was put in escrow subject to the outcome of post closing working capital adjustments and other matters that have resulted in the $0.2 million being returned to the purchaser. We had no obligation to the purchaser with respect to any post-closing adjustment in excess of the escrowed amount. We accounted for our interest in Hanover Measurement under the equity method. As a result of the sale, we recorded a $0.3 million gain that is included in other revenue.

5. DEBT

Short-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Belleli-factored receivables	$18,247	$13,261
Belleli-revolving credit facility	6,252	16,141
Other, interest at 5.0%	—	3,117

Short-term debt	$24,499	$32,519

Belleli’s factoring arrangements are typically short term in nature and bore interest at a weighted average rate of 4.3% and 4.0% at June 30, 2004 and December 31, 2003, respectively. Belleli’s revolving credit facilities bore interest at a weighted average rate of 4.9% and 3.2% at June 30, 2004 and December 31, 2003, respectively. These revolving credit facilities are all short-term and expire at different times in 2004.

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Bank credit facility, interest at 4.2%, due December 2006	$—	$27,000
2000A equipment lease notes	—	193,600
2000B equipment lease notes, interest at 4.2% and 4.1%, respectively, due October 2005	167,411	167,411
2001A equipment lease notes, interest at 8.5%, due September 2008	300,000	300,000
2001B equipment lease notes, interest at 8.8%, due September 2011	250,000	250,000
Real estate mortgage, collateralized by certain land and buildings, payable through September 2004	—	2,917
Fair value adjustment — fixed to floating interest rate swaps	(11,888)	—
Other, interest at various rates, collateralized by equipment and other assets, net of unamortized discount	3,240	1,875

	708,763	942,803
Less-current maturities	(1,002)	(3,511)

Long-term debt	$707,761	$939,292

Maturities of long-term debt (excluding interest to be accrued thereon) at June 30, 2004 are (in thousands):

June 30,
2004
2004	$431
2005	168,594
2006	1,002
2007	402
2008	300,045
Thereafter	238,289

$708,763

In June 2004, Hanover issued $200.0 million aggregate principal amount of 9.0% Senior Notes due 2014, which are fully and unconditionally guaranteed on a senior subordinated basis by HCLP. The net proceeds from this offering were loaned to HCLP and together with our available cash were used to repay the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease that was to expire in March 2005. (See Note 6.)

We expect that our bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for the short term. As of June 30, 2004, we had no outstanding borrowings and approximately $94.1 million in letters of credit outstanding under our bank credit facility. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $350 million credit limit, plus, in addition to certain other indebtedness, an additional (a) $40 million in unsecured indebtedness, (b) $50 million of nonrecourse indebtedness of unqualified subsidiaries and (c) $25 million of secured purchase money indebtedness.

As of June 30, 2004, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or these agreements would trigger cross-default provisions under the agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations. Giving effect to our $94.1 million in outstanding letters of credit, the liquidity available under our bank credit facility as of June 30, 2004 was approximately $256 million.

In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, Hanover’s 8.625% Senior Notes due 2010 and its 9% Senior Notes due 2014 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, Hanover’s ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or Hanover’s “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, Hanover’s 8.625% Senior Notes due 2010 and its 9% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of June 30, 2004, Hanover’s coverage ratio was less than 2.25 to 1.0, and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness.

6. DUE TO GENERAL PARTNER

We have entered into four promissory notes in favor of our general partner. Under these notes, we promised to pay to the order of our general partner; (a) such amounts as are equal to the amounts which are due by Hanover to the holders of Hanover’s $200 million 8.625% Senior Notes due 2010 (the “8.625% Senior Notes”) and all costs incurred by Hanover in connection with the issuance of the 8.625% Senior Notes or any amendment or modification thereof, (b) such amounts as are equal to the amounts which are due by Hanover, excluding the conversion features, to the holders of Hanover’s $143.8 million 4.75% Convertible Senior Notes due 2014 (the “4.75% Convertible Notes”) and all costs incurred by Hanover in connection with the issuance of the 4.75% Convertible Notes or any amendment or modification thereof, (c) such amounts as are equal to the amounts which are due by Hanover to the holders of Hanover’s $200 million 9.0% Senior Notes due 2014 (the “9.0% Senior Notes”) and all costs incurred by Hanover in connection with the issuance of the 9.0% Senior Notes or any amendment or modification thereof, and (d) such amounts as are equal to the amounts which are due by Hanover to the holders of Hanover’s $262.6 million aggregate principal amount at maturity Zero Coupon Subordinated Notes due 2007. The notes described in (a) and (b) above are dated December 15, 2003, the note described in (c) above is dated June 1, 2004 and the note described in (d) above is dated August 31, 2001. Such amounts are due by HCLP to its general partner at the same time or times as such amounts must be paid by Hanover. Our general partner has also entered into four promissory notes in favor of Hanover with the same general terms as the obligations which we have to our general partner under the notes described in (a), (b), (c) and (d) above.

Obligations to our general partner that have the same general terms as the Hanover notes payable consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
4.75% senior notes due 2014	$143,750	$143,750
8.625% senior notes due 2010	200,000	200,000
9.0% senior notes due 2014	200,000	—
11% zero coupon subordinated notes due March 2007	195,703	185,501

	$739,453	$529,251

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Accrued salaries, bonuses and other employee benefits	$28,042	$30,179
Accrued income and other taxes	18,689	15,948
Current portion of hedge instruments	7,601	11,703
Accrued interest	18,323	19,565
Accrued interest - due to general partner	5,918	1,003
Accrued other	30,890	41,479

	$109,463	$119,877

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

In March 2004, we entered into two interest rate swaps to hedge the risk of changes in fair value of our note to our general partner that has the same general terms as Hanover’s 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of June 30, 2004:

Fair Value of
		Fixed Rate to be		Swap at
Floating Rate to be Paid	Maturity Date	Received	Notional Amount	June 30, 2004
Six Month LIBOR +4.72% Six Month LIBOR +4.64%	December 15, 2010 December 15, 2010	8.625% 8.625%	$100,000,000 $100,000,000	$(6,525) $(5,363)

As of June 30, 2004, a total of approximately $1.4 million in other current assets, $13.3 million in long-term liabilities and a $11.9 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps.

During 2001, we entered into three interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

				Fair Value of
				Swap at
Lease	Maturity Date	Fixed Rate to be Paid	Notional Amount	June 30, 2004
March 2000	March 11, 2005	5.2550%	$100,000,000	$(2,242)
August 2000	March 11, 2005	5.2725%	$100,000,000	$(2,264)
October 2000	October 26, 2005	5.3975%	$100,000,000	$(3,701)

These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the six months ended June 30, 2004 and 2003, we recorded approximately $6.3 million and $1.1 million, respectively, related to these three swaps ($6.3 million and $0.7 million net of tax) in other comprehensive income. As of June 30, 2004, a total of approximately $7.6 million was recorded in current liabilities and approximately $0.6 million in long-term liabilities with respect to the fair value adjustment related to these three swaps.

On June 1, 2004, we repaid the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease. As a result, the two interest rate swaps maturing on March 11, 2005, each having a notional amount of $100 million, associated with the 2000A equipment lease no longer meet specific hedge criteria and the unrealized gain related to the mark-to-market adjustment prior to June 1, 2004 of $5.3 million will be amortized into interest expense over the remaining life of the swap. In addition, beginning June 1, 2004, changes in the mark-to-market adjustment were recognized as interest expense in the statement of operations. The change in the mark-to-market adjustment for June 2004 was a $0.8 million gain.

Prior to 2001, we entered into two interest rate swaps with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. The difference paid or received on the swap transactions was recorded as an accrued liability and recognized in leasing expense in all periods before July 1, 2003, and in interest expense until expiration in July 2003. Because management decided not to designate the interest rate swaps as hedges, we recognized unrealized gains of approximately $4.1 million related to the change in the fair value of these interest rate swaps in lease expense in our statement of operations during the six months ended June 30, 2003.

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

9. COMMITMENTS AND CONTINGENCIES

We have issued the following guarantees that are not recorded on our accompanying balance sheet:

		Maximum Potential
		Undiscounted
		Payments as of
	Term	June 30, 2004

Performance guarantees through letters of credit	2004-2007	$86,224
Standby letters of credit	2004	26,127
Bid bonds and performance bonds	2004-2007	80,705

		$193,056

We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties. In addition, in December 2003 and June 2004, Hanover issued $200.0 million aggregate principal amount of its 8.625% Senior Notes due 2010 and issued $200.0 million aggregate principal amount of its 9.0% Senior Notes due 2014, respectively, which we fully and unconditionally guaranteed on a senior subordinated basis.

As part of the Production Operators Corporation (“POC”) acquisition purchase price, Hanover may be required to make, and we may have to fund, a contingent payment to Schlumberger based on the realization of certain tax benefits by Hanover and its affiliates through 2016. To date we have not realized any of such tax benefits or made any payments to Schlumberger in connection with them.

Hanover has guaranteed the amount included below, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate. If these guarantees by Hanover are ever called, we may have to advance funds to Hanover to cover its obligation under these guarantees.

		Maximum Potential
		Undiscounted
		Payments as of
	Term	June 30, 2004
Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium (1)	2005	$12,801
El Furrial (1)	2013	38,024

In May 2003, Hanover reached an agreement that was subject to court approval, to settle securities class actions, ERISA class actions and the shareholder derivative actions. The terms of the settlement became final in March 2004 and provided for Hanover to: (a) make a cash payment of approximately $30 million to the securities settlement fund (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (b) issue 2.5 million shares of Hanover common stock, and (c) issue a contingent note with a principal amount of $6.7 million. During the six months ended June 30, 2004 and 2003, Hanover recorded $0.1 million and $43.8 million expense, respectively, for the cost of the litigation settlement. For further details regarding the securities settlement, see Hanover’s Form 10-Q for the three months ended March 31, 2004.

On April 21, 2004, Hanover issued the $6.7 million contingent note related to the securities settlement. The note is payable, together with accrued interest, on March 31, 2007 but will be extinguished (with no money owing under it) if Hanover’s common stock trades at or above the average price of $12.25 per share for 15 consecutive trading days at any time between March 31, 2004 and March 31, 2007. Hanover recorded the $3.6 million fair value of the contingent note issued based on the present value of the future cash flows discounted at borrowing rates currently available to Hanover for debt with similar terms and maturities and discounted for the value of the extinguishment feature that is considered an embedded derivative. Using a market-borrowing rate of 9.3%, the principal value and the stipulated interest rate required by the note of 5% per annum, a discount of $0.8 million was computed on the note to be issued. The discount will be amortized to interest expense over the term of the note. In March 2004, Hanover recorded an asset for the value of the embedded derivative, as required by SFAS 133. Hanover estimated the value of the derivative and reduced the amount it included for the estimate of the value of the note by approximately $2.2 million at each of June 30, 2004 and $2.3 million at December 31, 2003.

Upon the occurrence of a change of control of Hanover, if the change of control or shareholder approval of the change of control occurs before February 9, 2005, which is twelve months after the entry of the final court approval of the securities related settlement that became final in March 2004, Hanover may be obligated to contribute an additional $3 million to the securities settlement fund. Although not a party to the settlement, HCLP may need to fund Hanover’s expenses and any future settlement costs, including the contingent note and any payments upon the occurrence of a change in control of Hanover, through an advance or distribution to Hanover. Prior to March 31, 2003, HCLP had expensed approximately $9.7 million of legal related costs.

On June 25, 1999, we notified the Air Quality Bureau of the Environmental Protection Division, New Mexico Environmental Department (the “Division”), of potential violations of State regulatory and permitting requirements. The potential violations included failure to conduct required performance tests, failure to file required notices and failure to pay annual filing fees for compressor units located on sites for more than one year. We promptly paid the required fees and filed the required notices, correcting the potential violations. On June 12, 2001, after the potential violations had been corrected, the Director of the Division issued a compliance order to us in connection with the potential violations. The compliance order assessed a civil penalty of $15,000 per day per alleged regulatory violation and permit; no total penalty amount was proposed in the compliance order. On October 3, 2003, the Division notified us that the total proposed penalty would be $759,072. However, since the alleged violations had been self-disclosed, the amount was reduced to $189,768. We subsequently responded to the penalty assessment, challenging the basis of the Division’s penalty calculation. As a result of our challenge, the Division agreed to a Stipulated Motion for Time to File Answer and further agreed to meet with us and negotiate a final settlement. On April 8, 2004, we met with Division officials in Santa Fe and agreed to a final settlement of all alleged violations. In June 2004, we paid a penalty of $105,464 in final resolution of this matter.

On June 30, 2004, the Texas Commission on Environmental Quality (TCEQ) informed the Company that it was pursuing an enforcement action against HCLP for alleged violations of the Texas Health and Safety Code and Commission Rules at the Redwood Hanover Gateway Plant (RHG Plant) in Madison County, Texas. The alleged violations include failure to comply with certain permit limitations relating to sulfur emissions during certain periods in 2003 and 2004 and failure to provide certain required notifications in connection therewith. TCEQ has proposed a settlement of $149,625 in respect of the alleged violations in the form of a proposed Agreed Order dated June 29, 2004. HCLP has requested a meeting with the TCEQ to discuss the allegations and to challenge certain assumptions made by the TCEQ. A date for the meeting is pending further communication with TCEQ.

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

We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of The Royal/ Dutch Shell Group (“Shell”) and Global Energy and Refining Ltd. (“Global”), a Nigerian company. We have completed the building of the required barge-mounted facilities. Under the terms of a series of contracts between Global and us, Shell, and several other counterparties, respectively, Global is responsible for the development of the overall project, which will require significant financing. Global has orally informed us that it has completed a financing transaction, although it is not clear to us whether the funds raised by Global will be sufficient to perform its obligations under these contracts. In light of the political environment in Nigeria, Global’s lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under these contracts. In May 2004, we reached an agreement with Global whereby Global prepaid to us $5.0 million in equipment rental fees that we recorded in other liabilities on our condensed consolidated balance sheet in return for our agreement to waive certain defaults by Global with respect to some of our agreements with them.

If Shell were to terminate its contract with Global for any reason or we were to terminate our involvement in the project, we would be required to find an alternative use for the barge-mounted facility which could result in a write-down of our investment. At June 30, 2004, we had an investment of approximately $30.4 million associated with the barge-mounted facility and approximately $4.1 million associated with advances to, and our investment in, Global.

10. NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003 the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $22.2 million in sale leaseback obligations that are currently reported as “Minority interest” on our condensed consolidated balance sheet pursuant to FIN 46.

These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of June 30, 2004, the yield rates on the outstanding equity certificates ranged from 4.4% to 9.5%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At June 30, 2004, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

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

The following tables present sales and other financial information by industry segment for the three months ended June 30, 2004 and 2003.

			Parts, service		Production
	Domestic	International	and used	Compressor	equipment
	rentals	rentals	equipment	fabrication	fabrication	Other	Consolidated
	(in thousands)
June 30, 2004:
Revenues from external customers	$83,680	$58,359	$41,913	$44,159	$63,017	$5,553	$296,681
Gross profit	48,730	43,163	10,165	3,705	9,130	5,553	120,446
June 30, 2003:
Revenues from external customers	$80,256	$51,014	$34,976	$36,420	$65,810	$7,888	$276,364
Gross profit	49,250	36,109	8,965	3,455	5,665	7,888	111,332

The following tables present sales and other financial information by industry segment for the six months ended June 30, 2004 and 2003.

			Parts, service		Production
	Domestic	International	and used	Compressor	equipment
	rentals	rentals	equipment	fabrication	fabrication	Other	Consolidated
	(in thousands)
June 30, 2004:
Revenues from external customers	$170,272	$113,928	$86,520	$72,309	$116,446	$11,497	$570,972
Gross profit	99,783	81,606	21,542	5,939	14,863	11,497	235,230
June 30, 2003:
Revenues from external customers	$158,905	$102,454	$72,746	$57,800	$145,950	$12,196	$550,051
Gross profit	96,695	72,529	22,272	6,197	16,243	12,196	226,132

12. DISCONTINUED OPERATIONS AND OTHER ASSETS HELD FOR SALE

During the fourth quarter of 2002, Hanover’s Board of Directors approved management’s plan to dispose of our non-oilfield power generation projects, which were part of our domestic rental business, and certain used equipment businesses, which were part of our parts and service business. These disposals meet the criteria established for recognition as discontinued operations under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 specifically requires that such amounts must represent a component of a business comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. These businesses are reflected as discontinued operations in our condensed consolidated statement of operations. Due to changes in market conditions, the disposal plan was not completed in 2003. We are continuing to actively market these assets and have made valuation adjustments as a result of the change in market conditions. We have sold certain assets related to our used equipment business for total sales proceeds of $5.7 million during the six months ended June 30, 2004 that resulted in a $0.4 million gain. The remaining assets are expected to be sold during the remainder of 2004 and the assets and liabilities are reflected as held-for-sale on our condensed consolidated balance sheet.

          Summary of operating results of the discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues and other:
Domestic rentals	$10	$1,705	$15	$3,376
Parts, service and used equipment	2,771	3,658	6,018	7,287
Equity in income of non-consolidated affiliates	—	136	—	550
Other	—	(6)	(3)	(93)

	2,781	5,493	6,030	11,120

Expenses:
Domestic rentals	231	494	391	793
Parts, service and used equipment	1,757	2,255	3,946	4,759
Selling, general and administrative	689	2,271	1,675	3,955
Interest expense	—	296	—	600
Other	134	325	134	371

	2,811	5,641	6,146	10,478

Income (loss) from discontinued operations before income taxes	(30)	(148)	(116)	642
Provision for (benefit from) income taxes	—	(90)	—	225

Income (loss) from discontinued operations	$(30)	$(58)	$(116)	$417

As a result of our consolidation efforts during 2003, we reclassified certain closed facilities to assets held for sale.

          Summary balance sheet data for assets held for sale as of June 30, 2004 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total
Current assets	$3,818	$9,531	$—	$13,349
Property, plant and equipment	160	1,145	9,765	11,070

Assets held for sale	3,978	10,676	9,765	24,419
Current liabilities	—	451	—	451

Liabilities held for sale	—	451	—	451

Net assets held for sale	$3,978	$10,225	$9,765	$23,968

          Summary balance sheet data for assets held for sale as of December 31, 2003 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total
Current assets	$6,820	$10,524	$—	$17,344
Property, plant and equipment	924	1,386	11,671	13,981

Assets held for sale	7,744	11,910	11,671	31,325
Current liabilities	—	1,128	—	1,128

Liabilities held for sale	—	1,128	—	1,128

Net assets held for sale	$7,744	$10,782	$11,671	$30,197

13. INCOME TAXES

During the first six months of 2004, we recorded a net tax provision of $14.3 million compared to $7.7 million for the first six months of 2003. Our effective tax rate for the six months ended June 30, 2004 was 343%, compared to 47% for the six months ended June 30, 2003. Due to our recent domestic tax losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets would be realized in the near future. Accordingly, our provision for income taxes for the six months ended June 30, 2004 did not include a full tax benefit for our estimate of anticipated U.S. losses because the benefit is not anticipated to be realized in the near future.

We reclassified approximately $26.2 million to current deferred income taxes that, at December 31, 2003, had previously been included as part of our net deferred income tax liability. This immaterial reclassification had no impact on our consolidated results of operations, cash flows or partners’ equity.

14. SUBSEQUENT EVENTS

In July 2004, we granted approximately 1.1 million shares of restricted Hanover common stock under our 2003 Stock Incentive Plan to certain employees, including our executive officers, as part of an incentive compensation plan. Approximately 0.7 million of the shares of restricted stock that were granted will vest over a three-year period at a rate of one-third per year, beginning on the first anniversary of the date of the grant, and approximately 0.4 million of the shares of restricted stock that were granted will vest in July 2007, subject to the achievement of certain pre-determined performance based criteria. In the event of a change of control of Hanover, a portion of these grants are subject to accelerated vesting. Because 0.4 million of the restricted shares vest based on performance, we will record an estimate of the compensation expense to be expensed over three years related to these restricted shares. The compensation expense that will be recognized in our statement of operations will be adjusted for changes in our estimate of the number of restricted shares that will vest as well as changes in our stock price.

In July 2004, Wilpro Energy Services (PIGAP II) Limited (referred to as “PIGAP II”) received a notice of default from the Venezuelan state oil company, PDVSA, alleging that PIGAP II is not in compliance under a services agreement as a result of certain operational issues. PIGAP II is a joint venture, currently owned 70% by a subsidiary of The Williams Companies, Inc. (“Williams”) and 30% by HCLP, that operates a natural gas compression facility in Venezuela. PIGAP II has informed us that it does not believe a basis exists for such notice and that it is contesting the giving of this notice. Nonetheless, the giving of this notice of default could be deemed an event of default under PIGAP II’s outstanding project loans totaling approximately $219 million. We understand, however, that the lenders under the PIGAP II project loan agreement have confirmed to PIGAP II that based on the facts they currently know, they have no intention of exercising any rights or remedies under the PIGAP II project loan agreements until the issues raised in the notice and PIGAP II’s response are clarified. In any event, HCLP has not guaranteed and is not otherwise liable for the PIGAP II project loans and an event of default under such project loans does not trigger a default under Hanover and HCLP’s debt obligations. HCLP’s net book investment in PIGAP II at June 30, 2004 was approximately $27.9 million and HCLP’s pretax income with respect to PIGAP II for the six months ended June 30, 2004 was approximately $6.6 million.

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

GENERAL

Hanover Compression Limited Partnership (“we”, “us”, “our”, “HCLP”, or the “Company”), a Delaware limited partnership and an indirect wholly owned subsidiary of Hanover Compressor Company (“Hanover”), together with its subsidiaries, is a global market leader in the full service natural gas compression business and is also a leading provider of service, fabrication and equipment for oil and natural gas processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Hanover was founded as a Delaware corporation in 1990, and has been a public company since 1997. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, gas measurement and oilfield power generation services, primarily to our domestic and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli Energy S.r.l. (“Belleli”), we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalination plants, primarily for use in Europe and the Middle East.

OVERVIEW

Our revenue and other income for the three months ended June 30, 2004 was $296.7 million compared to $276.4 million for the three months ended June 30, 2003. Net loss for the three months ended June 30, 2004 was $4.1 million, compared with a net income of $4.0 million, for the three months ended June 30, 2003. The decrease in our operating results was primarily due to the impact of adoption of FIN 46 and an increase in our provision for income taxes. As a result of the adoption of FIN 46, we recorded approximately $4.2 million in additional depreciation expense associated with the compression equipment operating leases that were consolidated into our financials in the third quarter of 2003. Our provision for income taxes for the three months ended June 30, 2004 did not include a full tax benefit for our estimate of anticipated U.S. losses. This expense is discussed in greater detail under “Income Taxes” below.

Our revenue and other income for the six months ended June 30, 2004 was $571.0 million compared to $550.1 million for the six months ended June 30, 2003. Net loss for the six months ended June 30, 2004 was $9.9 million, compared with a net income of $7.4 million, for the six months ended June 30, 2003. The decrease in our net income was primarily the result of a $8.5 million increase in additional depreciation related to the adoption of FIN 46 and an increase in our provision for income tax. Our provision for income taxes for the six months ended June 30, 2004 did not include a full tax benefit for our estimate of anticipated U.S. losses. This expense is discussed in greater detail under “Income Taxes” below.

During the six months ended June 30, 2004, we realized continued improvement in our domestic rental fleet utilization, which increased from approximately 76% at December 31, 2003 to 79% at June 30, 2004. During the six months ended June 30, 2004, we also achieved an improvement in backlog in both the compression and production and processing fabrication lines of our business. Our parts, service and used equipment business segment benefited from strong international service and installation revenue and gross profit during the six months ended June 30, 2004, but the base parts and service revenue was lower than anticipated. We believe this lower revenue is due to continued delays in maintenance by our customers because of the current strong gas price environment, particularly in North America.

Total compression horsepower at June 30, 2004 was approximately 3,481,000, consisting of approximately 2,568,000 horsepower in the United States and approximately 913,000 horsepower internationally. Our total compression horsepower utilization rate at June 30, 2004 was approximately 83%, compared to utilization of approximately 81% at December 31, 2003 and approximately 79% at June 30, 2003. Domestic and international utilization at June 30, 2004 was approximately

79% and 96%, respectively, compared to approximately 76% and 94%, respectively, at December 31, 2003, and approximately 73% and 94%, respectively, at June 30, 2003.

At June 30, 2004, our total third-party fabrication backlog, excluding Belleli, was approximately $104 million compared to approximately $46 million at December 31, 2003 and $84 million at June 30, 2003. Backlog for Belleli at June 30, 2004 was approximately $162 million, compared to approximately $107 million at December 31, 2003 and $77 million at June 30, 2003. The compressor and accessory fabrication backlog was approximately $54 million at June 30, 2004, compared to approximately $28 million at December 31, 2003 and $37 million at June 30, 2003. The backlog for production and processing equipment fabrication, excluding Belleli, was approximately $50 million at June 30, 2004, compared to approximately $18 million at December 31, 2003 and $47 million at June 30, 2003.

Industry Conditions

The North American rig count increased by 5% to 1,441 at June 30, 2004 from 1,375 at June 30, 2003, and the twelve-month rolling average North American rig count increased by 23% to 1,500 at June 30, 2004 from 1,215 at June 30, 2003. In addition, the twelve-month rolling average New York Mercantile Exchange wellhead natural gas price increased to $5.31 per Mcf at June 30, 2004 from $4.79 per Mcf at June 30, 2003. During 2003, we did not experience any significant growth in domestic rentals or purchases of equipment and services by our customers, which we believe is primarily the result of the lack of a significant increase in U.S. natural gas production levels. However, with several non-operational issues behind us, we are focused on improving our sales success ratio on new bid opportunities and continue to anticipate some revenue growth in 2004.

Facility Consolidation

We had previously announced our plan to reduce our U.S. headcount by approximately 500 employees worldwide and to close four fabrication facilities. During the year ended December 31, 2002, we accrued approximately $2.7 million in employee separation costs related to the reduction in workforce. During the year ended December 31, 2003, we paid approximately $2.0 million in employee separation costs, implemented further cost saving initiatives and closed two facilities in addition to the four fabrication facilities we closed pursuant to our original reduction plan. During the first six months of 2004, we paid an additional $0.7 million in employee separation costs related to the completion of these activities. From December 31, 2002 to June 30, 2004, our U.S. workforce has decreased by approximately 700 employees.

U.S. Tax Position

As a result of recent operating losses, we were in a net deferred tax asset position (for U.S. income tax purposes) for the first time in 2004. Due to our recent domestic tax losses, we could not reach the conclusion that it was “more likely than not” that certain of our U.S. deferred tax assets would be realized in the near future. We will be required to record additional valuation allowances if our domestic deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 continues to not be met. If we are required to record additional valuation allowances, our effective tax rate will be above the statutory rate. Our preliminary analysis leads us to believe that we will likely be required to record a valuation allowance in 2004, and we may be required to record additional valuation allowances in future periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Summary of Business Segment Results

Domestic Rentals
(in thousands)

	Three months ended
	June 30,		Increase
	2004	2003	(Decrease)
Revenue	$83,680	$80,256	4%
Operating expense	34,950	31,006	13%

Gross profit	$48,730	$49,250	(1)%
Gross margin	58%	61%	(3)%

Domestic rental revenue increased during the three months ended June 30, 2004, compared to the three months ended June 30, 2003, due primarily to improved utilization in our compression rental fleet. We believe that our utilization increased due to an improvement in market conditions and our focus on putting idle units into service. Utilization of our domestic compression rental fleet increased to approximately 79% at June 30, 2004 from approximately 73% at June 30, 2003. Our utilization increased due to a 3% increase in contracted units, the retirement of units to be sold or scrapped and the deployment of units into international operations. Gross margin for the three months ended June 30, 2004 decreased slightly, compared to the three months ended June 30, 2003, due to increased maintenance and repair expense and increased start up costs associated with bringing idle compression units online.

International Rentals
(in thousands)

	Three months ended
	June 30,		Increase
	2004	2003	(Decrease)
Revenue	$58,359	$51,014	14%
Operating expense	15,196	14,905	2%

Gross profit	$43,163	$36,109	20%
Gross margin	74%	71%	3%

During the three months ended June 30, 2004 international rental revenue and gross profit increased, compared to the three months ended June 30, 2003, primarily due to increased compression and processing plant rental activity in Argentina, Brazil and Mexico. Gross margin for the three months ended June 30, 2004 increased when compared to the three months ended June 30, 2003, primarily due to (a) lower repair and maintenance expense that is expected to increase in the second half of 2004 and (b) the receipt of approximately $0.9 million in additional contractual inflation adjustments in Venezuela and approximately $1.1 million in negotiated start up payments received in Brazil associated with a compression rental project that was scheduled to start up in the first quarter of 2004 but was delayed by the customer. The inflation and negotiated start up payment increased our international rental gross margin by 1% during the three months ended June 30, 2004.

Parts, Service and Used Equipment
(in thousands)

	Three months ended
	June 30,		Increase
	2004	2003	(Decrease)
Revenue	$41,913	$34,976	20%
Operating expense	31,748	26,011	22%

Gross profit	$10,165	$8,965	13%
Gross margin	24%	26%	(2)%

Parts, service and used equipment revenue and gross profit for the three months ended June 30, 2004 was higher than the three months ended June 30, 2003 due primarily to increased international service and installation sales which were partly offset by a decrease in revenue from our domestic parts and service business. We believe our North American customers have delayed maintenance in order to keep their equipment on-line for longer periods due to the increase in price of natural gas. Gross margin for the three months ended June 30, 2004 was lower than the results for the three months ended June 30, 2003 primarily due to the higher margin on a used equipment sales in the second quarter of 2003. For the three months ended June 30, 2004, parts and service revenue was $35.4 million with a gross margin of 28%, compared to $30.8 million and 27%, respectively, for the three months ended June 30, 2003. Used rental equipment and installation sales revenue in the three months ended June 30, 2004 was $6.5 million with a gross margin of 4%, compared to $4.2 million with a 19% gross margin for the three months ended June 30, 2003. Our used rental equipment and installation sales and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and the start-up of new projects by customers.

Compression and Accessory Fabrication
(in thousands)

	Three months ended
	June 30,		Increase
	2004	2003	(Decrease)
Revenue	$44,159	$36,420	21%
Operating expense	40,454	32,965	23%

Gross profit	$3,705	$3,455	7%
Gross margin	8%	9%	(1)%

For the three months ended June 30, 2004, compression fabrication revenue and gross profit increased primarily due to our increased focus on fabrication that led to increased sales. Gross margin declined during the three months ended June 30, 2004, compared to three months ended June 30, 2003, due primarily to continued strong competition for new orders that negatively impacted sales prices and the resulting gross margin.

Production and Processing Equipment Fabrication
(in thousands)

	Three months ended
	June 30,		Increase
	2004	2003	(Decrease)
Revenue	$63,017	$65,810	(4)%
Operating expense	53,887	60,145	(10)%

Gross profit	$9,130	$5,665	61%
Gross margin	14%	9%	5%

Production and processing equipment fabrication revenue for the three months ended June 30, 2004 was slightly lower than for the three months ended June 30, 2003, primarily due to a decrease in orders from our customers in the second half of 2003. We believe our consolidation efforts, management changes and non-operational issues impacted our sales efforts. However, we are focusing on improving our sales success ratio on new bid opportunities that has resulted in the recent improvement in our backlog. Gross profit and gross margin for production and processing equipment fabrication for the three months ended June 30, 2004 increased, compared to the second quarter 2003, due primarily to improvements in Belleli’s operating performance.

Other Income

Equity in income of non-consolidated affiliates decreased by $1.5 million to $4.9 million during the three months ended June 30, 2004, from $6.4 million during the three months ended June 30, 2003. This decrease is primarily due to a decrease in results from our equity interest in PIGAP II, which experienced an increase in interest expense during the three months ended June 30, 2004 compared to the three months ended June 30, 2003 as a result of the completion of PIGAP II’s project financing in October 2003.

Expenses

Selling, general, and administrative expense (“SG&A”) for the three months ended June 30, 2004 was $41.7 million, compared to $40.2 million during the three months ended June 30, 2003. As a percentage of revenue, SG&A in the second quarter 2004 was 14%, compared to 15% for the same period a year earlier.

Depreciation and amortization expense for the three months ended June 30, 2004 increased to $44.2 million, compared to $35.9 million for the same period a year ago. Second quarter 2004 depreciation and amortization expense increased primarily due to (a) additional depreciation expense of approximately $4.2 million associated with the compression equipment operating leases that were consolidated into our financial statements in the third quarter 2003, (b) increased depreciation expense due to additions to the rental fleet, including maintenance capital, placed in service during the first six months of 2004 and during 2003, and (c) approximately $1.0 million in additional amortization expense to write-off deferred financing costs associated with the June 2004 refinancing of our 2000A compression equipment lease obligations.

Beginning in July 2003, payments accrued under our sale leaseback transactions were included in interest expense as a result of consolidating on our balance sheet the entities that lease compression equipment to us. As a result, during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, our interest expense increased $23.4 million to $31.7 million and our leasing expense decreased $20.8 million to $0.

Foreign currency translation for the three months ended June 30, 2004 was a loss of $0.6 million, compared to a gain of $0.6 million for the three months ended June 30, 2003. The foreign currency translation loss was primarily due to foreign currency loss in our Canadian operations. The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended
	June 30,
	2004	2003
Canada	$(544)	$38
Argentina	(227)	770
Venezuela	477	130
All other countries	(333)	(365)

Exchange gain (loss)	$(627)	$573

Income Taxes

During the three months ended June 30, 2004, we recorded a net tax provision of $6.2 million compared to a provision for taxes of $3.3  million for the three months ended June 30, 2003. Our effective tax rate for the three months ended June 30, 2004 was 346%, compared to 43% for the three months ended June 30, 2003. The increase in effective rate was primarily due to the impact of valuation allowances provided in the U.S. and the weight of foreign income to U.S. income (loss). Due to our recent domestic tax losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the near future. Accordingly, our provision for income taxes for the three months ended June 30, 2004 did not include a full tax benefit for our estimate of anticipated U.S. losses because the benefit is not anticipated to be realized in the near future.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Summary of Business Segment Results

Domestic Rentals
(in thousands)

	Six months ended
	June 30,		Increase
	2004	2003	(Decrease)
Revenue	$170,272	$158,905	7%
Operating expense	70,489	62,210	13%

Gross profit	$99,783	$96,695	3%
Gross margin	59%	61%	(2)%

Domestic rental revenue and gross profit increased during the six months ended June 30, 2004, compared to the six months ended June 30, 2003, due primarily to improved utilization in our compression rental fleet. We believe that our utilization increased due to an improvement in market conditions and our focus on putting idle units into service. Utilization of our domestic compression rental fleet increased to approximately 79% at June 30, 2004 from approximately 73% at June 30, 2003. Our utilization increased due to a 3% increase in contracted units, the retirement of units to be sold or scrapped and the deployment of units into international operations. Gross margin for the six months ended June 30, 2004 decreased slightly, compared to the six months ended June 30, 2003, due to increased maintenance and repair expense and increased start up costs associated with bringing idle compression units online.

International Rentals
(in thousands)

	Six months ended
	June 30,		Increase
	2004	2003	(Decrease)
Revenue	$113,928	$102,454	11%
Operating expense	32,322	29,925	8%

Gross profit	$81,606	$72,529	13%
Gross margin	72%	71%	1%

During the six months ended June 30, 2004 international rental revenue and gross profit increased, compared to the six months ended June 30, 2003, primarily due to increased compression and processing plant rental activity in Argentina, Brazil and Mexico. Gross margin for the six months ended June 30, 2004 increased when compared to the six months ended June 30, 2003, primarily due to lower repair and maintenance expense that is expected to increase in the second half of 2004.

Parts, Service and Used Equipment
(in thousands)

	Six months ended
	June 30,		Increase
	2004	2003	(Decrease)
Revenue	$86,520	$72,746	19%
Operating expense	64,978	50,474	29%

Gross profit	$21,542	$22,272	(3)%
Gross margin	25%	31%	(6)%

Parts, service and used equipment revenue for the six months ended June 30, 2004 was higher than the six months ended June 30, 2003 due primarily to increased international installation sales which were partly offset by a decrease in revenue from our domestic parts and service business. We believe our North American customers have delayed maintenance in order to keep their equipment on-line for longer periods due to the increase in the price of natural gas. Gross profit and gross margin for the six months ended June 30, 2004 were lower than the results for the six months ended June 30, 2003 primarily due to slower activity in parts and service in North America and a high margin on a used equipment sale in the first six months of 2003. For the six months ended June 30, 2004, parts and service revenue was $60.6 million with a gross margin of 27%, compared to $60.6 million and 29%, respectively, for the six months ended June 30, 2003. Used rental equipment and installation sales revenue in the six months ended June 30, 2004 was $25.9 million with a gross margin of 21%, compared to $12.2 million with a 38% gross margin for the six months ended June 30, 2003. Our used rental equipment and installation sales and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and the start-up of new projects by customers.

Compression and Accessory Fabrication
(in thousands)

	Six months ended
	June 30,		Increase
	2004	2003	(Decrease)
Revenue	$72,309	$57,800	25%
Operating expense	66,370	51,603	29%

Gross profit	$5,939	$6,197	(4)%
Gross margin	8%	11%	(3)%

For the six months ended June 30, 2004, compression fabrication revenue increased primarily due to our increased focus on fabrication that led to increased sales. Gross profit and gross margin declined in the six months ended June 30, 2004, compared to the six months ended June 30, 2003, due primarily to continued strong competition for new orders, which negatively impacted sales prices and the resulting gross margin.

Production and Processing Equipment Fabrication
(in thousands)

	Six months ended
	June 30,		Increase
	2004	2003	(Decrease)
Revenue	$116,446	$145,950	(20)%
Operating expense	101,583	129,707	(22)%

Gross profit	$14,863	$16,243	(8)%
Gross margin	13%	11%	2%

Production and processing equipment fabrication revenue and gross profit for the six months ended June 30, 2004 was lower than for the six months ended June 30, 2003, primarily due to a decrease in orders received from our customers in the second half of 2003. We believe our consolidation efforts, management changes and non-operational issues impacted our sales efforts. However, we are focusing on improving our sales success ratio on new bid opportunities which has resulted in the recent improvement in our backlog. Gross margin for production and processing equipment fabrication for the six months ended June 30, 2004 increased, compared to the six months ended June 30, 2003, due primarily to the improvement in Belleli’s operating performance.

Expenses

SG&A for the six months ended June 30, 2004 was $81.6 million, compared to $79.5 million in the six months ended June 30, 2003. As a percentage of revenue, SG&A for the six months ended June 30, 2004 and 2003 was 14%. During the first six months of 2004, we incurred approximately $1.5 million of additional selling, general and administrative costs related to our efforts in connection with the implementation of Section 404 of the Sarbanes-Oxley Act. We expect to incur approximately $2.5 million to $4.5 million of additional costs in the second half of 2004 in connection with these efforts.

Depreciation and amortization expense for the six months ended June 30, 2004 increased to $87.0 million, compared to $70.2 million for the same period a year ago. Depreciation and amortization expense for the six months ended June 30, 2004 increased primarily due to (a) additional depreciation expense of approximately $8.5 million associated with the compression equipment operating leases that were consolidated into our financial statements in the third quarter 2003, (b) increased depreciation expense due to additions to the rental fleet, including maintenance capital, placed in service during the six months ended June 30, 2004 and during 2003 and (c) approximately $1.0 million in additional amortization expense to write-off deferred financing costs associated with the June 2004 refinancing of our 2000A compression equipment lease obligations.

Beginning in July 2003, payments accrued under our sale leaseback transactions are included in interest expense as a result of consolidating on our balance sheet the entities that lease compression equipment to us. As a result, during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, our interest expense increased $46.4 million to $63.1 million and our leasing expense decreased $43.1 million to $0.

Foreign currency translation for the six months ended June 30, 2004 was a gain of $0.9 million, compared to a gain of $0.2 million for the six months ended June 30, 2003. The foreign currency translation gain was primarily due to the devaluation of the Venezuelan bolivar. The following table summarizes the exchange gains (losses) we recorded for assets exposed to currency translation (in thousands):

	Six Months Ended
	June 30,
	2004	2003
Canada	$(61)	$129
Argentina	(448)	2,084
Venezuela	1,433	(1,396)
All other countries	(49)	(617)

Exchange gain	$875	$200

Income Taxes

During the six months ended June 30, 2004, we recorded a net tax provision of $14.3 million compared to a provision for taxes of $7.7 million for the six months ended June 30, 2003. Our effective tax rate for the six months ended June 30, 2004 was 343%, compared to 47% for the six months ended June 30, 2003. The increase in effective rate was primarily due to the impact of valuation allowances provided in the U.S. and the weight of foreign income to U.S. income (loss). Due to our recent domestic tax losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets would be realized in the near future. Accordingly, our provision for income taxes for the six months ended June 30, 2004 did not include a full tax benefit for our estimate of anticipated U.S. losses because the benefit is not anticipated to be realized during 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balance amounted to $51.9 million at June 30, 2004 compared to $56.6 million at December 31, 2003. Working capital increased to $344.5 million at June 30, 2004 from $289.0 million at December 31, 2003. The increase in working capital was primarily the result of an increase in accounts receivable and inventory.

Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the table below (dollars in thousands):

	Six Months Ended
	June 30,
	2004	2003
Net cash provided by (used in) continuing operations:
Operating activities	$57,871	$57,025
Investing activities	(24,740)	(69,217)
Financing activities	(43,303)	1,369
Effect of exchange rate changes on cash and cash equivalents	(490)	612
Net cash provided by discontinued operations	5,917	5,954

Net change in cash and cash equivalents	$(4,745)	$(4,257)

The decrease in cash used in investing activities during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was primarily attributable to a decrease in capital expenditures and the $4.7 million in proceeds received from the sale of our interest in Hanover Measurement Services Company, LP.

The increase in cash used in financing activities was primarily due to the net repayments of approximately $27.0 million on our bank credit facility.

We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project’s requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. During 2004, we plan to spend approximately $100 million to $150 million on capital expenditures, including (a) rental equipment fleet additions and (b) approximately $50 million to $60 million on equipment maintenance capital. Since capital expenditures are largely discretionary, we believe we would be able to significantly reduce them, in a reasonably short time frame, if expected cash flows from operations were not realized. Historically, we have funded our capital requirements with a combination of internally generated cash flow, borrowings under a bank credit facility, sale leaseback transactions, raising additional equity and issuing long-term debt. Subsequent to December 31, 2003, there have been no significant changes to our obligations to make future payments under existing contracts except for the repayment of the borrowings under our bank credit facility and Hanover’s issuance of $200 million Senior Notes and loan to HCLP in June 2004 as discussed below.

As part of our business, we are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk which are not included on our consolidated balance sheet. The possibility of our having to honor these commitments is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. We would record a reserve for these guarantees if events occurred that required one to be established.

Our bank credit facility provides for a $350 million revolving credit facility in which advances bear interest at (a) the greater of the administrative agent’s prime rate, the federal funds effective rate, or the base CD rate, or (b) a eurodollar rate, plus, in each case, a specified margin. A commitment fee equal to 0.625% times the average daily amount of the available commitment under the bank credit facility is payable quarterly to the lenders participating in the bank credit facility. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets.

As of June 30, 2004, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or these agreements would trigger cross-default provisions under the agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations. While there is no assurance, we believe based on our current projections for 2004 that we will be in compliance with the financial covenants in our bank credit facility and the agreements related to our compression equipment lease obligations.

We expect that our bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for the short term. As of June 30, 2004, we had no outstanding borrowings and approximately $94.1 million in letters of credit outstanding under our bank credit facility. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations described above, up to a $350 million credit limit, plus, in addition to certain other indebtedness, an additional (a) $40 million in unsecured indebtedness, (b) $50 million of non-recourse indebtedness of unqualified subsidiaries, and (c) $25 million of secured purchase money indebtedness. Giving effect to our $94.1 million in outstanding letters of credit, the liquidity available under our bank credit facility as of June 30, 2004 was approximately $256 million.

In June 2003, Hanover and HCLP filed a shelf registration statement with the SEC pursuant to which we may from time to time publicly offer equity, debt or other securities in an aggregate amount not to exceed $700 million. The SEC subsequently declared the shelf registration statement effective on November 19, 2003, and in December 2003 Hanover issued approximately $344 million in securities under the shelf registration statement. In June 2004, Hanover issued an additional $200 million aggregate principal amount of 9.0% Senior Notes due 2014, which are fully and unconditionally guaranteed on a senior subordinated basis by HCLP. The net proceeds from this offering were loaned to HCLP and together with our available cash were used to repay the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease that was to expire in March 2005. Subject to market conditions, the shelf registration statement will be available to offer one or more series of additional equity, debt or other securities.

In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, Hanover’s 8.625% Senior Notes due 2010 and its 9% Senior Notes due 2014 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (a) an additional $75 million in unsecured indebtedness and (b) any additional indebtedness so long as, after incurring such indebtedness, Hanover’s ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or Hanover’s “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, Hanover’s 8.625% Senior Notes due 2010 and its 9% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of June 30, 2004, Hanover’s coverage ratio was less than 2.25 to 1.0, and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness.

As of June 30, 2004, Hanover’s credit ratings as assigned by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) were:

Standard
	Moody's	& Poor's
Outlook	Stable	Negative
Senior implied rating	B1	BB-
Bank credit facility due December 2006	Ba3	—
4.75% convertible senior notes due 2008	B3	—
4.75% convertible senior notes due 2014	B3	B
8.625% senior notes due 2010	B3	B
9.0% senior notes due 2014	B3	B
2001A equipment lease notes, interest at 8.5%, due September 2008	B2	—
2001B equipment lease notes, interest at 8.8%, due September 2011	B2	—
Zero coupon subordinated notes, interest at 11%, due March 31, 2007	Caa1	B-
7.25% convertible subordinated notes due 2029*	Caa1	—
Senior secured	—	B+
Senior unsecured	—	B

*	Rating is on the Mandatorily Redeemable Convertible Preferred Securities that were issued by Hanover Compressor Capital Trust, our wholly owned subsidiary. See discussion of the impact of FIN 46 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Accounting Pronouncements” under Item 7 of Hanover’s annual report on Form 10-K for the year ended December 31, 2003.

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

In March 2004, we entered into two interest rate swaps to hedge the risk of changes in fair value of our note to our general partner that has the same general terms as Hanover’s 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of June 30, 2004:

Fair Value of
		Fixed Rate to be		Swap at
Floating Rate to be Paid	Maturity Date	Received	Notional Amount	June 30, 2004
Six Month LIBOR +4.72% Six Month LIBOR +4.64%	December 15, 2010 December 15, 2010	8.625% 8.625%	$100,000,000 $100,000,000	$(6,525) $(5,363)

As of June 30, 2004, a total of approximately $1.4 million in other current assets, $13.3 million in long term liabilities and a $11.9 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps.

During 2001, we entered into three interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

				Fair Value of
				Swap at
Lease	Maturity Date	Fixed Rate to be Paid	Notional Amount	June 30, 2004
March 2000	March 11, 2005	5.2550%	$100,000,000	$(2,242)
August 2000	March 11, 2005	5.2725%	$100,000,000	$(2,264)
October 2000	October 26, 2005	5.3975%	$100,000,000	$(3,701)

These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria, and any changes in their fair values have been recognized in other comprehensive income. During the six months ended June 30, 2004 and 2003, we recorded income of approximately $6.3 million and $1.1 million, respectively, related to these three swaps ($6.3 million and $0.7 million, respectively, net of tax) in other comprehensive income. As of June 30, 2004, a total of approximately $7.6 million was recorded in current liabilities and approximately $0.6 million in long-term liabilities with respect to the fair value adjustment related to these three swaps.

On June 1, 2004, we repaid the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease. As a result, the two interest rate swaps maturing on March 11, 2005, each having a notional amount of $100 million, associated with the 2000A equipment lease no longer meet specific hedge criteria and the unrealized gains of $5.3 million related to the mark-to-market adjustment prior to June 1, 2004 will be amortized into interest expense over the remaining life of the swap. In addition, beginning June 1, 2004, changes in the mark-to-market adjustment will be recognized as interest expense in the statement of operations.

Prior to 2001, we entered into two interest rate swaps with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. The difference paid or received on the swap transactions was recorded as an accrued liability and recognized in leasing expense in all periods before July 1, 2003, and in interest expense until their expiration in July 2003. Because management decided not to designate the interest rate swaps as hedges, we recognized unrealized gains of approximately $4.1 million related to the change in the fair value of these interest rate swaps in lease expense in our statement of operations during the six months ended June 30, 2003.

The counterparties to the interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

We have significant operations that expose us to currency risk in Argentina and Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in or based on U.S. dollars rather than Argentine pesos and Venezuelan bolivars, thus reducing our exposure to fluctuations in the value of these currencies relative to the U.S. dollar. In February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004, the government devalued the currency by approximately 17%. The impact of any further devaluation on our results will depend upon the amount of our net assets or liabilities exposed to currency fluctuation in Venezuela in future periods.

For the six months ended June 30, 2004, our Argentine operations represented approximately 6% of our revenue and 9% of our gross profit. For the six months ended June 30, 2004, our Venezuelan operations represented approximately 12% of our revenue and 21% of our gross profit. At June 30, 2004, we had approximately $16.1 million and $26.0 million in accounts receivable related to our Argentine and Venezuelan operations, respectively.

The following table summarizes the exchange gains (losses) we recorded for assets exposed to currency translation (in thousands):

	Six Months Ended
	June 30,
	2004	2003
Canada	$(61)	$129
Argentina	(448)	2,084
Venezuela	1,433	(1,396)
All other countries	(49)	(617)

Exchange gain	$875	$200

In December 2002, opponents of Venezuelan President Hugo Chávez initiated a country-wide strike by workers of the national oil company in Venezuela. This strike, a two-month walkout, had a significant negative impact on Venezuela’s economy and temporarily shut down a substantial portion of Venezuela’s oil industry. As a result of the strike, Venezuela’s oil production dropped substantially. In addition, exchange controls have been put in place that put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. In May 2003, after six months of negotiation, the Organization of the American States brokered an agreement between the Venezuelan government and its opponents. Although the accord does offer the prospect of stabilizing Venezuela’s economy, if another national strike is staged, exchange controls remain in place, or economic and political conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income. As a result of the disruption of our operations in Venezuela, during the fourth quarter of 2002, our international rental revenues decreased by approximately $2.7 million. In the six months ended June 30, 2003, we recognized approximately $2.3 million of billings to Venezuelan customers that were not recognized in 2002 due to concerns about the ultimate receipt of those revenues. In addition, in August 2004 a recall referendum is expected to be held to call for early presidential elections. Depending on the results of the referendum, our results of operations in Venezuela could be further materially and adversely affected.

The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.

We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of The Royal/ Dutch Shell Group (“Shell”) and Global Energy and Refining Ltd. (“Global”), a Nigerian company. We have completed the building of the required barge-mounted facilities. Under the terms of a series of contracts between Global and us, Shell, and several other counterparties, respectively, Global is responsible for the development of the overall project, which will require significant financing. Global has orally informed us that it has completed a financing transaction, although it is not clear to us whether the funds raised by Global will be sufficient to perform its obligations under these contracts. In light of the political environment in Nigeria, Global’s lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under these contracts. In May 2004, we reached an agreement with Global whereby Global prepaid to us $5.0 million in equipment rental fees, that we recorded in other liabilities on our condensed consolidated balance sheet, in return for our agreement to waive certain defaults by Global with respect to some of our agreements with them.

If Shell were to terminate its contract with Global for any reason or we were to terminate our involvement in the project, we would be required to find an alternative use for the barge-mounted facility which could result in a write-down of our investment. At June 30, 2004, we had an investment of approximately $30.4 million associated with the barge-mounted facility and approximately $4.1 million associated with advances to, and our investment in, Global.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003 the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $22.2 million in sale leaseback obligations that are currently reported as “Minority interest” on our condensed consolidated balance sheet pursuant to FIN 46.

These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of June 30, 2004, the yield rates on the outstanding equity certificates ranged from 4.4% to 9.5%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At June 30, 2004, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. HCLP’s principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2004. Based on the evaluation, our principal executive officer and principal financial officer believe that our disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. Under the direction of our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we continued the process of reviewing our internal controls and procedures for financial reporting and have changed or are in the process of changing some of those controls and procedures, including changes relating to: information systems (including controls over access to the systems and segregation of duties); human resources; internal audit; tax accounting; planning and analysis; reconciliation of accounts; approval of expenditures; preparation, approval and closing of significant agreements and transactions; review and quantification of compressor substitutions under compression equipment lease agreements; integration of acquired businesses and assets (including integration of certain financial and accounting systems related thereto); standardization of internal controls and policies across the organization; and the development, implementation and enhancements of corporate governance policies and procedures and performance management systems. As part of our review of our internal controls and procedures for financial reporting, we have made personnel changes and hired additional qualified staff in the legal, accounting/finance and human resource areas and are utilizing third parties to assist with some of our integration and internal audit functions. This review is ongoing, and the review to date constitutes the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 25, 1999, we notified the Air Quality Bureau of the Environmental Protection Division, New Mexico Environmental Department (the “Division”), of potential violations of State regulatory and permitting requirements. The potential violations included failure to conduct required performance tests, failure to file required notices and failure to pay annual filing fees for compressor units located on sites for more than one year. We promptly paid the required fees and filed the required notices, correcting the potential violations. On June 12, 2001, after the potential violations had been corrected, the Director of the Division issued a compliance order to us in connection with the potential violations. The compliance order assessed a civil penalty of $15,000 per day per alleged regulatory violation and permit; no total penalty amount was proposed in the compliance order. On October 3, 2003, the Division notified us that the total proposed penalty would be $759,072. However, since the alleged violations had been self-disclosed, the amount was reduced to $189,768. We subsequently responded to the penalty assessment, challenging the basis of the Division’s penalty calculation. As a result of our challenge, the Division agreed to a Stipulated Motion for Time to File Answer and further agreed to meet with us and negotiate a final settlement. On April 8, 2004, we met with Division officials in Santa Fe and agreed to a final settlement of all alleged violations. In June 2004, we paid a penalty of $105,464 in final resolution of this matter.

On June 30, 2004, the Texas Commission on Environmental Quality (TCEQ) informed the Company that it was pursuing an enforcement action against HCLP for alleged violations of the Texas Health and Safety Code and Commission Rules at the Redwood Hanover Gateway Plant (RHG Plant) in Madison County, Texas. The alleged violations include failure to comply with certain permit limitations relating to sulfur emissions during certain periods in 2003 and 2004 and failure to provide certain required notifications in connection therewith. TCEQ has proposed a settlement of $149,625 in respect of the alleged violations in the form of a proposed Agreed Order dated June 29, 2004. The Company has requested a meeting with the TCEQ to discuss the allegations and to challenge certain assumptions made by the TCEQ. A date for the meeting is pending further communication with TCEQ.

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

ITEM 5. OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1	Senior Indenture, dated as of December 15, 2003, between Hanover Compressor Company and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on December 15, 2003).

4.2	Third Supplemental Indenture to Senior Indenture, dated as of June 1, 2004, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004).

4.3	Form of Global Note representing $200,000,000 aggregate principal amount of 9% Senior Notes due 2014 (included in Exhibit 4.2 as Exhibit A thereto).

10.1	Employment Letter with Gary M. Wilson dated April 9, 2004, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

             (1) Filed herewith.

             (2) Furnished herewith.

(b) Reports submitted on Form 8-K:

      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSION LIMITED PARTNERSHIP

Date:	August 12, 2004

By:	/s/ CHAD C. DEATON

Chad C. Deaton
President and Chief Executive Officer

Date:	August 12, 2004

By:	/s/ JOHN E. JACKSON

John E. Jackson
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

4.1	Senior Indenture, dated as of December 15, 2003, between Hanover Compressor Company and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on December 15, 2003).

4.2	Third Supplemental Indenture to Senior Indenture, dated as of June 1, 2004, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004).

4.3	Form of Global Note representing $200,000,000 aggregate principal amount of 9% Senior Notes due 2014 (included in Exhibit 4.2 as Exhibit A thereto).

10.1	Employment Letter with Gary M. Wilson dated April 9, 2004, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed herewith.

(2)	Furnished herewith.