Form 10-Q
period 2004-09-30
HANOVER COMPRESSION LP
filed 2004-11-12
CIK 1163675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANOVER COMPRESSION LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,693	$56,619
Accounts receivable, net of allowance of $8,357 and $5,460, respectively	220,032	195,183
Inventory, net	189,321	155,297
Costs and estimated earnings in excess of billings on uncompleted contracts	60,482	50,128
Prepaid taxes	5,484	4,677
Current deferred income taxes	15,788	26,203
Assets held for sale	11,261	17,344
Other current assets	37,398	36,786

Total current assets	570,459	542,237
Property, plant and equipment, net	1,943,714	2,027,654
Goodwill, net	176,725	176,629
Intangible and other assets	62,188	64,258
Investments in non-consolidated affiliates	91,737	88,718
Assets held for sale, non-current	6,459	13,981

Total assets	$2,851,282	$2,913,477

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Short-term debt	$16,112	$32,519
Current maturities of long-term debt	1,009	3,511
Accounts payable, trade	71,010	53,354
Accrued liabilities	95,350	119,877
Advance billings	33,761	34,380
Liabilities held for sale	484	1,128
Billings on uncompleted contracts in excess of costs and estimated earnings	31,609	8,427

Total current liabilities	249,335	253,196
Long-term debt	664,225	939,292
Due to general partner	744,691	529,251
Other liabilities	51,383	39,031
Deferred income taxes	57,298	63,185

Total liabilities	1,766,932	1,823,955
Commitments and contingencies (Note 10)
Minority interest	20,278	28,628
Partners’ equity:
Partners’ capital	1,047,720	1,051,667
Accumulated other comprehensive income	16,352	9,227

Total partners’ equity	1,064,072	1,060,894

Total liabilities and partners’ equity	$2,851,282	$2,913,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues and other income:
Domestic rentals	$85,866	$82,823	$256,138	$241,728
International rentals	56,579	49,519	170,507	151,973
Parts, service and used equipment	50,872	45,581	137,392	118,327
Compressor and accessory fabrication	46,605	24,039	118,914	81,839
Production and processing equipment fabrication	76,193	65,202	192,639	211,152
Equity in income of non-consolidated affiliates	5,147	7,581	14,906	16,873
Other	1,245	452	2,983	3,356

	322,507	275,197	893,479	825,248

Expenses:
Domestic rentals	37,816	31,833	108,305	94,043
International rentals	18,129	17,757	50,451	47,682
Parts, service and used equipment	36,469	35,307	101,447	85,781
Compressor and accessory fabrication	41,214	22,347	107,584	73,950
Production and processing equipment fabrication	68,974	59,095	170,557	188,802
Selling, general and administrative	44,196	40,164	125,752	119,658
Foreign currency translation	(532)	1,536	(1,407)	1,336
Other	556	2,446	903	2,951
Depreciation and amortization	43,911	55,966	130,889	126,187
Leasing expense	—	—	—	43,139
Interest expense	33,223	28,837	96,279	45,475
Goodwill impairment	—	35,466	—	35,466

	323,956	330,754	890,760	864,470

Income (loss) from continuing operations before income taxes	(1,449)	(55,557)	2,719	(39,222)
Provision for (benefit from) income taxes	(1,486)	(7,678)	12,805	3

Income (loss) from continuing operations	37	(47,879)	(10,086)	(39,225)
Income (loss) from discontinued operations, net of tax	75	761	(41)	1,178
Income (loss) from sales or write downs of discontinued operations, net of tax	(147)	(10,908)	225	(12,560)
Cumulative effect of accounting change, net of tax	—	(86,910)	—	(86,910)

Net loss	$(35)	$(144,936)	$(9,902)	$(137,517)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(35)	$(144,936)	$(9,902)	$(137,517)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	1,222	2,106	6,970	2,794
Foreign currency translation adjustment	4,053	407	155	12,994

Comprehensive income (loss)	$5,240	$(142,423)	$(2,777)	$(121,729)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(9,902)	$(137,517)
Adjustments:
Depreciation and amortization	130,889	126,187
(Income) loss from discontinued operations, net of tax	(185)	11,382
Cumulative effect of accounting change, net of tax	—	86,910
Bad debt expense	1,295	3,030
Gain on sale of property, plant and equipment	(6,196)	(528)
Equity in income of non-consolidated affiliates, net of dividends received	(7,014)	(16,770)
Gain on derivative instruments	(372)	(2,078)
Goodwill impairment	—	35,466
Gain on sale of non-consolidated affiliates	(300)	—
Restricted stock compensation expense	1,633	732
Pay-in-kind interest on long-term notes payable	15,440	15,914
Deferred income taxes	4,769	(8,810)
Changes in assets and liabilities, excluding business combinations:
Accounts receivable and notes	(21,173)	(615)
Inventory	(29,167)	3,155
Costs and estimated earnings versus billings on uncompleted contracts	12,582	16,319
Accounts payable and other liabilities	(5,010)	(21,669)
Advance billings	9,046	(8,496)
Prepaid and other	8,492	4,691

Net cash provided by continuing operations	104,827	107,303
Net cash provided by discontinued operations	550	2,202

Net cash provided by operating activities	105,377	109,505

Cash flows from investing activities:
Capital expenditures	(57,560)	(105,189)
Payments for deferred lease transaction costs	—	(1,580)
Proceeds from sale of property, plant and equipment	26,045	21,970
Proceeds from sale of non-consolidated affiliates	4,663	500
Cash used to acquire investments in and advances to non -consolidated affiliates	(250)	(401)
Cash used for business acquisitions	—	(15,000)

Net cash used in continuing operations	(27,102)	(99,700)
Net cash provided by discontinued operations	6,153	23,729

Net cash used in investing activities	(20,949)	(75,971)

Cash flows from financing activities:
Borrowings on revolving credit facility	41,000	98,000
Repayments on revolving credit facility	(55,000)	(82,500)
Payments for debt issue costs	(254)	(831)
Net borrowings (repayments) of other debt	(16,613)	3,307
Partner’s distribution	(8,452)	(18,967)
Borrowings from general partner, due 2014	194,125	—
Payments of 2000A equipment lease obligations	(200,000)	—
Payments of 2000B equipment lease obligations	(65,000)	—

Net cash used in continuing operations	(110,194)	(991)

	Nine Months Ended
	September 30,
	2004	2003
Net cash used in discontinued operations	—	(18,538)

Net cash used in financing activities	(110,194)	(19,529)

Effect of exchange rate changes on cash and equivalents	(160)	439
Net (decrease) increase in cash and cash equivalents	(25,926)	14,444

Cash and cash equivalents at beginning of period	56,619	19,011

Cash and cash equivalents at end of period	$30,693	$33,455

Supplemental disclosure of noncash transactions:
Restricted Hanover common stock issued to employees, net	$13,987	$4,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Hanover Compression Limited Partnership (“HCLP”, “we”, “us”, or “our”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. HCLP is a Delaware limited partnership and an indirect wholly owned subsidiary of Hanover Compressor Company (“Hanover”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted. It is the opinion of our management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of HCLP for the periods indicated. The financial statement information included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. These interim results are not necessarily indicative of results for a full year.

Stock-Based Compensation

Certain of our employees participate in stock option plans that provide for the granting of Hanover restricted common stock and options to purchase shares of Hanover common stock. In accordance with Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), HCLP measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The following pro forma net loss data illustrates the effect on net loss if the fair value method had been applied to all outstanding and unvested stock options in each period (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss as reported	$(35)	$(144,936)	$(9,902)	$(137,517)
Add back: Restricted stock grant expense, net of tax	818	256	1,583	476
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(1,463)	(757)	(3,155)	(1,799)

Pro forma net loss	$(680)	$(145,437)	$(11,474)	$(138,840)

As of September 30, 2004 and 2003, approximately 1,540,000 and 535,000 shares, respectively, of restricted shares of Hanover common stock were outstanding under its incentive compensation plans. We will recognize compensation expense equal to the fair value of the Hanover restricted stock at the date of grant over the vesting period related to these grants. During the nine months ended September 30, 2004 and 2003, we recognized $1.6 million and $0.7 million, respectively, in compensation expense related to these grants.

In July 2004, we granted approximately 1,207,000 shares of restricted Hanover common stock under its 2003 Stock Incentive Plan to certain employees, including our executive officers, as part of an incentive compensation plan.

Approximately 690,000 of the shares of Hanover’s restricted stock that were granted will vest over a three-year period at a rate of one-third per year, beginning on the first anniversary of the date of the grant, and approximately 517,000 of the shares of Hanover’s restricted stock that were granted will vest in July 2007, subject to the achievement of certain pre-determined performance based criteria. In the event of a change of control of Hanover, a portion of these grants are subject to accelerated vesting. Because 517,000 of the restricted shares of Hanover common stock vest based on performance, we will record an estimate of the compensation expense to be expensed over three years related to these restricted shares. The compensation expense that will be recognized in our statement of operations will be adjusted for changes in our estimate of the number of Hanover restricted shares that will vest as well as changes in Hanover’s stock price.

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the 2004 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or partners’ equity.

2. INVENTORIES

Inventory, net of reserves, consisted of the following amounts (in thousands):

	September 30,	December 31,
	2004	2003
Parts and supplies	$134,914	$114,063
Work in progress	44,545	29,412
Finished goods	9,862	11,822

	$189,321	$155,297

As of September 30, 2004 and December 31, 2003 we had inventory reserves of approximately $13.5 million and $12.7 million, respectively.

3. COMPRESSOR AND PRODUCTION EQUIPMENT FABRICATION CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Costs incurred on uncompleted contracts	$425,681	$366,626
Estimated earnings	54,128	47,782

	479,809	414,408
Less — billings to date	(450,936)	(372,707)

	$28,873	$41,701

     Presented in the accompanying financial statements as follows (in thousands):

	September 30,	December 31,
	2004	2003
Costs and estimated earnings in excess of billings on uncompleted contracts	$60,482	$50,128
Billings on uncompleted contracts in excess of costs and estimated earnings	(31,609)	(8,427)

	$28,873	$41,701

An increase in the business activity related to our compressor fabrication and production and processing equipment businesses resulted in increases for both costs and billings on uncompleted contracts as of September 30, 2004.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Compression equipment, facilities and other rental assets	$2,417,016	$2,407,873
Land and buildings	81,694	80,142
Transportation and shop equipment	78,178	77,912
Other	51,539	41,741

	2,628,427	2,607,668
Accumulated depreciation	(684,713)	(580,014)

	$1,943,714	$2,027,654

Cumulative Effect of Accounting Change

During the three months ended September 30, 2003, we recorded a cumulative effect of accounting change of $86.9 million net of tax, related to the adoption of FIN 46 on July 1, 2003. Prior to July 1, 2003, we entered into five lease transactions that were recorded as a sale and leaseback of the compression equipment and were treated as operating leases for financial reporting purposes. On July 1, 2003, we adopted the provisions of FIN 46 as they relate to the special purpose entities that lease compression equipment to us. As a result of the adoption, we added approximately $1,089 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet as a result of the sale leaseback transactions. On July 1, 2003, we recorded a $133.7 million charge ($86.9 million net of tax) to record the cumulative effect from the adoption of FIN 46 related to prior period depreciation of the compression equipment assets.

5. INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

During the second quarter of 2004, we increased our ownership in CrystaTech, Inc. a process technology company, to 47.24% for approximately $0.3 million.

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

6. DEBT

Short-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Belleli — factored receivables	$8,467	$13,261
Belleli — revolving credit facility	7,645	16,141
Other, interest at 5.0%	—	3,117

Short-term debt	$16,112	$32,519

Belleli’s factoring arrangements are typically short term in nature and bore interest at a weighted average rate of 4.0% and 4.0% at September 30, 2004 and December 31, 2003, respectively. Belleli’s revolving credit facilities bore interest at a weighted average rate of 3.7% and 3.2% at September 30, 2004 and December 31, 2003, respectively. These revolving credit facilities are all short-term and expire at different times in 2004 and 2005.

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Bank credit facility due December 2006	$13,000	$27,000
2000A equipment lease notes	—	193,600
2000B equipment lease notes, interest at 4.7% and 4.1%, due October 2005	104,361	167,411
2001A equipment lease notes, interest at 8.5%, due September 2008	300,000	300,000
2001B equipment lease notes, interest at 8.8%, due September 2011	250,000	250,000
Real estate mortgage, collateralized by certain land and buildings, payable through September 2004	—	2,917
Fair value adjustment — fixed to floating interest rate swaps	(5,052)	—
Other, interest at various rates, collateralized by equipment and other assets, net of unamortized discount	2,925	1,875

	665,234	942,803
Less — current maturities	(1,009)	(3,511)

Long-term debt	$664,225	$939,292

Maturities of long-term debt (excluding interest to be accrued thereon) at September 30, 2004 are (in thousands):

September 30,
2004
2004	$116
2005	105,544
2006	14,002
2007	402
2008	300,045
Thereafter	245,125

$665,234

During the third quarter of 2004, we paid off $65.0 million in indebtedness and minority interest obligations under our 2000B compressor equipment lease.

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

We expect that our bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for the short term. As of September 30, 2004, we had $13.0 million in outstanding borrowings under our bank credit facility. Outstanding amounts under that facility bore interest at a weighted average rate of 5.7% and 4.2% at September 30, 2004 and December 31, 2003. As of September 30, 2004, we also had approximately $94.7 million in letters of credit outstanding under our bank credit facility. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $350 million credit limit, plus, in addition to certain other indebtedness, an additional (a) $40 million in unsecured indebtedness, (b) $50 million of nonrecourse indebtedness of unqualified subsidiaries and (c) $25 million of secured purchase money indebtedness.

As of September 30, 2004, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or these agreements would trigger cross-default provisions under the agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations. Giving effect to our $94.7 million in outstanding letters of credit, the liquidity available under our bank credit facility as of September 30, 2004 was approximately $242.3 million.

In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, Hanover’s 8.625% Senior Notes due 2010 and its 9% Senior Notes

due 2014 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, Hanover’s ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or Hanover’s “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, Hanover’s 8.625% Senior Notes due 2010 and its 9% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of September 30, 2004, Hanover’s coverage ratio was less than 2.25 to 1.0, and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness.

7. DUE TO GENERAL PARTNER

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

Obligations to our general partner that have the same general terms as the Hanover notes payable consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
4.75% senior notes due 2014	$143,750	$143,750
8.625% senior notes due 2010	200,000	200,000
9.0% senior notes due 2014	200,000	—
11% zero coupon subordinated notes due March 2007	200,941	185,501

	$744,691	$529,251

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Accrued salaries, bonuses and other employee benefits	$25,065	$30,179
Accrued income and other taxes	19,752	15,948
Current portion of interest rate swaps	5,768	11,703
Accrued interest	6,086	19,565
Accrued interest — due to general partner	11,647	1,003
Accrued other	27,032	41,479

	$95,350	$119,877

9. ACCOUNTING FOR DERIVATIVES

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

In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our note to our general partner that has the same general terms as Hanover’s 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of September 30, 2004:

				Fair Value of
				Swap at
		Fixed Rate to be		September 30,
Floating Rate to be Paid	Maturity Date	Received	Notional Amount	2004
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000,000	$(2,908)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000,000	$(2,144)

As of September 30, 2004, a total of approximately $1.7 million in other current assets, $6.8 million in long-term liabilities and a $5.1 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, that is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of September 30, 2004 we estimated that the effective rate to be paid (in December 2004) will be approximately 7.1%.

During 2001, we entered into three interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

				Fair Value of
				Swap at
		Fixed Rate to be		September 30,
Lease	Maturity Date	Paid	Notional Amount	2004
March 2000	March 11, 2005	5.2550%	$100,000,000	$(1,397)
August 2000	March 11, 2005	5.2725%	$100,000,000	$(1,407)
October 2000	October 26, 2005	5.3975%	$100,000,000	$(3,133)

These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values have been recognized in other comprehensive income. During the nine months ended September 30, 2004 and 2003, we recorded approximately $7.5 million and $4.3 million, respectively, related to these three swaps ($7.5 million and $2.8 million, respectively, net of tax) in other comprehensive income. As of September 30, 2004, a total of approximately $5.8 million was recorded in current liabilities and approximately $0.2 million in long-term liabilities with respect to the fair value adjustment related to these three swaps.

On June 1, 2004, we repaid the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease. As a result, the two interest rate swaps maturing on March 11, 2005, each having a notional amount of $100 million, associated with the 2000A equipment lease no longer meet specific hedge criteria and the unrealized loss related to the mark-to-market adjustment prior to June 1, 2004 of $5.3 million will be amortized into interest expense over the remaining life of the swap. In addition, beginning June 1, 2004, changes in the mark-to-market adjustment are recognized as interest expense in the statement of operations.

Prior to 2001, we entered into two interest rate swaps with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. The difference paid or received on the swap transactions was recorded as an accrued liability and recognized in leasing expense in all periods before July 1, 2003, and in interest expense until expiration in July 2003. Because management decided not to designate the interest rate swaps as hedges, we recognized unrealized gains of approximately $4.1 million related to the change in the fair value of these interest rate swaps in lease expense in our statement of operations during the nine months ended September 30, 2003.

The counterparties to our interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

10. COMMITMENTS AND CONTINGENCIES

We have issued the following guarantees that are not recorded on our accompanying balance sheet:

		Maximum
		Potential
		Undiscounted
		Payments as of
		September 30,
	Term	2004
Performance guarantees through letters of credit	2004-2007	$85,803
Standby letters of credit	2004	22,986
Bid bonds and performance bonds	2004-2007	101,585

		$210,374

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

Hanover has guaranteed the amount included below, which is a percentage of the total debt of the non-consolidated affiliate equal to our ownership percentage in such affiliate. If these guarantees by Hanover are ever called, we may have to advance funds to Hanover to cover its obligation under these guarantees.

		Maximum Potential
		Undiscounted
		Payments as of
	Term	September 30, 2004
Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium	2005	$11,793
El Furrial	2013	37,023

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

In April 2004, Hanover issued the $6.7 million contingent note related to the securities settlement. The note was payable, together with accrued interest, on March 31, 2007 but was extinguished (with no money owing under it) under the terms of the note since Hanover’s common stock traded above the average price of $12.25 per share for 15 consecutive trading days during the third quarter of 2004.

Upon the occurrence of a change of control of Hanover, if the change of control or shareholder approval of the change of control occurs before February 9, 2005, which is twelve months after the entry of the final court approval of the securities related settlement that became final in March 2004, Hanover will be obligated to contribute an additional $3 million to the securities settlement fund. Although not a party to the settlement, HCLP may need to fund Hanover’s expenses and any future settlement costs, including any payments upon the occurrence of a change in control of Hanover, through an advance or distribution to Hanover. Prior to March 31, 2003, HCLP had expensed approximately $9.7 million of legal related costs.

On June 30, 2004, the Texas Commission on Environmental Quality (TCEQ) informed us that it was pursuing an enforcement action against HCLP for alleged violations of the Texas Health and Safety Code and Commission Rules at the Redwood Hanover Gateway Plant (RHG Plant) in Madison County, Texas. The alleged violations include failure to comply with certain permit limitations relating to sulfur emissions during certain periods in 2003 and 2004 and failure to provide certain required notifications in connection therewith. TCEQ has proposed a settlement of $149,625 in respect of the alleged violations in the form of a proposed Agreed Order dated June 29, 2004. We requested a meeting with the TCEQ to discuss the allegations and to challenge certain assumptions made by the TCEQ. Such meeting occurred on August 18, 2004 in which we presented our revised calculations and other responses to the TCEQ, the result of which was a settlement of the action for $46,200 that is subject to publication of the proposed Agreed Order by the TCEQ for a 30-day public comment period and final approval by the TCEQ. The comment period commenced on October 8, 2004 and ended on November 8, 2004. The Agreed Order was not heard by the Commissioners of the TCEQ on November 10, 2004, but is currently set to be heard on February 9, 2005. If approved at the hearing, the Agreed Order will become final.

On July 6, 2004 the California South Coast Air Quality Management District (the “CSAD”) informed us that the CSAD was pursuing an enforcement action against HCLP for alleged violations involving failure to comply with the permitted emission limitations applicable to certain of HCLP’s compressed natural gas (“CNG”) fueling stations located in the State of California. The alleged violations center on excess emissions of oxides of nitrogen and carbon monoxide from twelve natural gas-fired internal combustion engines. The CSAD initially estimated they would seek a penalty against us of approximately $200,000. After settlement discussions over the last several months, we believe that we now have an agreement in principle with CSAD to settle the matter for a $50,000 penalty and a future obligation to replace two of our trucks with CNG vehicles. We are waiting for the final resolution letter confirming the settlement from CSAD.

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

We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of The Royal/ Dutch Shell Group (“Shell”) and Global Energy and Refining Ltd. (“Global”), a Nigerian company. We have completed the building of the required barge-mounted facilities. Under the terms of a series of contracts between Global and us, Shell, and several other counterparties, Global is responsible for the development of the overall project. In light of the political environment in Nigeria, Global’s capitalization level and lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under these contracts. In May 2004, we reached an agreement with Global whereby Global prepaid to us $5.0 million in equipment rental fees that we recorded in other liabilities on our condensed consolidated balance sheet in return for our agreement to waive certain defaults by Global with respect to some of our agreements with them.

If Shell were to terminate its contract with Global for any reason or we were to terminate our involvement in the project, we would be required to find an alternative use for the barge-mounted facility which could result in a write-down of our investment. At September 30, 2004, we had an investment of approximately $33.8 million associated with the barge-mounted facility and approximately $4.2 million associated with advances to, and our investment in, Global.

In July 2004, Wilpro Energy Services (PIGAP II) Limited (referred to as “PIGAP II”) received a notice of default from the Venezuelan state oil company, PDVSA, alleging that PIGAP II is not in compliance under a services agreement as a result of certain operational issues. PIGAP II is a joint venture, currently owned 70% by a subsidiary of The Williams Companies, Inc. (“Williams”) and 30% by HCLP, that operates a natural gas compression facility in Venezuela. PIGAP II has informed us that it does not believe a basis exists for such notice and that it is contesting the giving of this notice. Nonetheless, the giving of this notice of default could be deemed an event of default under PIGAP II’s outstanding project loans totaling approximately $207.7 million. We understand, however, that the lenders under the PIGAP II project loan agreement have confirmed to PIGAP II in writing that based on the facts they currently know, they have no intention of exercising any rights or remedies under the PIGAP II project loan agreements until the issues raised in the notice and PIGAP II’s response are clarified, but have cautioned PIGAP II to refrain from undertaking any extraordinary expenses or restricted payments until the issue has been fully resolved. In any event, HCLP has not guaranteed and is not otherwise liable for the PIGAP II project loans and an event of default under such project loans does not trigger a default under Hanover’s and HCLP’s debt obligations. HCLP’s net book investment in PIGAP II at September 30, 2004 was approximately $30.9 million and HCLP’s pretax income with respect to PIGAP II for the nine months ended September 30, 2004 was approximately $9.6 million.

11. NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003 the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $20.3 million in sale leaseback obligations that, as of September 30, 2004, were reported as “Minority interest” on our condensed consolidated balance sheet pursuant to FIN 46.

These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of September 30, 2004, the yield rates on the outstanding equity certificates ranged from 4.9% to 10.0%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At September 30, 2004, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

In October 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” which clarifies the guidance in paragraph 19 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” According to EITF Issue No. 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS No. 131. The consensus applies to fiscal years ending after October 13, 2004. We are currently evaluating the impact of applying this guidance.

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

We evaluate the performance of our segments based on segment gross profit. Segment gross profit for each segment includes direct revenues and operating expenses attributable to that segment. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, foreign currency translation, provision for cost of litigation settlement, goodwill impairment, other expenses and income taxes. Amounts defined as “Other” include equity in income of non-consolidated affiliates, results of other insignificant operations and corporate related items primarily related to cash management activities. Revenues include sales to external customers. Intersegment sales and any resulting profits are eliminated in consolidation. We no longer include intersegment sales when we evaluate the performance of our segments and have adjusted prior periods to conform to the 2004 presentation. Our chief executive officer does not review asset information by segment.

The following tables present sales and other financial information by industry segment for the three months ended September 30, 2004 and 2003.

			Parts,
			service		Production
	Domestic	International	and used	Compressor	equipment
	rentals	rentals	equipment	fabrication	fabrication	Other	Consolidated
	(in thousands)
September 30, 2004:
Revenues from external customers	$85,866	$56,579	$50,872	$46,605	$76,193	$6,392	$322,507
Gross profit	48,050	38,450	14,403	5,391	7,219	6,392	119,905
September 30, 2003:
Revenues from external customers	$82,823	$49,519	$45,581	$24,039	$65,202	$8,033	$275,197
Gross profit	50,990	31,762	10,274	1,692	6,107	8,033	108,858

     The following tables present sales and other financial information by industry segment for the nine months ended September 30, 2004 and 2003.

			Parts,
			service		Production
	Domestic	International	and used	Compressor	equipment
	rentals	rentals	equipment	fabrication	fabrication	Other	Consolidated
	(in thousands)
September 30, 2004:
Revenues from external customers	$256,138	$170,507	$137,392	$118,914	$192,639	$17,889	$893,479
Gross profit	147,833	120,056	35,945	11,330	22,082	17,889	355,135
September 30, 2003:
Revenues from external customers	$241,728	$151,973	$118,327	$81,839	$211,152	$20,229	$825,248
Gross profit	147,685	104,291	32,546	7,889	22,350	20,229	334,990

13. DISCONTINUED OPERATIONS AND OTHER ASSETS HELD FOR SALE

During the fourth quarter of 2002, Hanover’s Board of Directors approved management’s plan to dispose of our non-oilfield power generation projects, which were part of our domestic rental business, and certain used equipment businesses, which were part of our parts and service business. These disposals meet the criteria established for recognition as discontinued operations under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 specifically requires that such amounts must represent a component of a business comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. These businesses are reflected as discontinued operations in our condensed consolidated statement of operations. Due to changes in market conditions, the disposal plan was not completed in 2003. We are continuing to actively market these assets and have made valuation adjustments as a result of the change in market conditions. We have sold certain assets related to our used equipment business for total sales proceeds of $6.2 million during the nine months ended September 30, 2004 that resulted in $0.2 million in income, net of write downs of approximately $0.7 million of assets held for sale. In the nine months ended September 2004, we sold certain assets held for sale including a fabrication facility that was closed as part of the consolidation of our fabrication operations in 2003 and was classified as an asset held for sale on our balance sheet. We received proceeds of $6.8 million from these sales that resulted in a $0.2 million gain and is reflected in other revenue. We expect to sell the majority of remaining assets within the next 6 months and the assets and liabilities are reflected as held-for-sale on our condensed consolidated balance sheet.

Summary of operating results of the discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues and other:
Domestic rentals	$93	$1,018	$108	$4,394
Parts, service and used equipment	505	5,468	6,523	12,755
Equity in income of non-consolidated affiliates	—	—	—	550
Other	—	16	(3)	(77)

	598	6,502	6,628	17,622
Expenses:
Domestic rentals	240	179	631	972
Parts, service and used equipment	247	3,575	4,193	8,334
Selling, general and administrative	37	1,425	1,712	5,380
Interest expense	—	196	—	796
Other	(1)	—	133	371

	523	5,375	6,669	15,853

Income (loss) from discontinued operations before income taxes	75	1,127	(41)	1,769
Provision for income taxes	—	366	—	591

Income (loss) from discontinued operations	$75	$761	$(41)	$1,178

As a result of our consolidation efforts during 2003, we reclassified certain closed facilities to assets held for sale.

Summary balance sheet data for assets held for sale as of September 30, 2004 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total
Current assets	$2,375	$8,886	$—	$11,261
Property, plant and equipment	—	1,145	5,314	6,459

Assets held for sale	2,375	10,031	5,314	17,720

Current liabilities	—	484	—	484
Liabilities held for sale	—	484	—	484

Net assets held for sale	$2,375	$9,547	$5,314	$17,236

Summary balance sheet data for assets held for sale (including assets related to discontinued operations) as of December 31, 2003 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total
Current assets	$6,820	$10,524	$—	$17,344
Property, plant and equipment	924	1,386	11,671	13,981

Assets held for sale	7,744	11,910	11,671	31,325

Current liabilities	—	1,128	—	1,128
Liabilities held for sale	—	1,128	—	1,128

Net assets held for sale	$7,744	$10,782	$11,671	$30,197

14. INCOME TAXES

During the first nine months of 2004, we recorded a net tax provision of $12.8 million compared to $3,000 for the first nine months of 2003. Our effective tax rate for the nine months ending September 30, 2004 was 471%, compared to 0% for the nine months ended September 30, 2003. Due to our recent domestic tax losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the near future. Accordingly, our provision for income taxes for the nine months ended September 30, 2004 did not include a full tax benefit for our estimate of anticipated U.S. losses because the benefit is not anticipated to be realized in the near future.

We reclassified approximately $26.2 million to current deferred income taxes that, at December 31, 2003, had previously been included as part of our net deferred income tax liability. This immaterial reclassification had no impact on our consolidated results of operations, cash flows or partners’ equity.

15. SUBSEQUENT EVENTS

On November 2, 2004, we sold the compression rental assets of our Canadian subsidiary, Hanover Canada Corporation, to Universal Compression Canada, a subsidiary of Universal Compression Holdings, Inc., for approximately $56.9 million. Additionally, we have agreed to sell our ownership interest in Collicutt Energy Services Ltd. (“CES”) for approximately $2.6 million to an entity owned by Steven Collicutt. We own approximately 2.6 million shares in CES and this transaction is anticipated to close prior to year-end 2004. As of September 30, 2004, these assets were carried on our Condensed Consolidated Balance Sheet at approximately $59.6 million including $57.9 million of fixed assets. For the nine months ended September 30, 2004, we reported approximately $4.6 million in income before tax from these assets. The results of these operations will be reported as discontinued operations.

During October 2004, we sold an asset held for sale related to our discontinued power generation business for approximately $7.5 million and expect to realize a gain of approximately $0.7 million. This asset was sold to a subsidiary of The Wood Group. The Wood Group owns 49.5% of the Simco/Harwat Consortium, a joint venture gas compression project in Venezuela in which we hold a 35.5% ownership interest.

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

GENERAL

Hanover Compression Limited Partnership (“we”, “us”, “our”, or “HCLP”), a Delaware limited partnership and an indirect wholly owned subsidiary of Hanover Compressor Company (“Hanover”), together with its subsidiaries, is a global market leader in the full service natural gas compression business and is also a leading provider of service, fabrication and equipment for oil and natural gas processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Hanover was founded as a Delaware corporation in 1990, and has been a public company since 1997. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating and oilfield power generation services, primarily to our domestic and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli Energy S.r.l. (“Belleli”), we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalination plants, primarily for use in Europe and the Middle East.

OVERVIEW

Our revenue and other income for the three months ended September 30, 2004 was $322.5 million compared to $275.2 million for the three months ended September 30, 2003. Net loss for the three months ended September 30, 2004 was $35 thousand, compared with a net loss of $144.9 million, for the three months ended September 30, 2003. The relative improvement in our operating results was primarily due the inclusion in the three months ended September 30, 2003 of a cumulative effect of accounting change of $133.7 million ($86.9 million net of tax), the write-down of certain non-core assets as discontinued operations of $16.3 million ($10.6 million after tax), impairments recorded for rental fleet assets to be sold or scrapped of $14.4 million ($9.8 million after tax) and a $35.5 million goodwill impairment charge associated with Belleli. In addition, our provision for income taxes for the three months ended September 30, 2004 did not include a full tax benefit for our estimate of anticipated U.S. losses. This expense is discussed in greater detail under “Income Taxes” below.

Our revenue and other income for the nine months ended September 30, 2004 was $893.5 million compared to $825.2 million for the nine months ended September 30, 2003. Net loss for the nine months ended September 30, 2004 was $9.9 million, compared with a net loss of $137.5 million, for the nine months ended September 30, 2003. The improvement in our operating results was primarily the result of the inclusion in the nine months ended September 30, 2003 of the charges taken in the third quarter of 2003 discussed above. The improvement during 2004 also reflects approximately $8.5 million in additional depreciation expense related to the adoption of FIN 46 that was recorded during the nine months ended September 30, 2004. In addition, our provision for income taxes for the nine months ended September 30, 2004 did not include a full tax benefit for our estimate of anticipated U.S. losses. This expense is discussed in greater detail under “Income Taxes” below.

During the nine months ended September 30, 2004, our domestic and international rental operations experienced an improvement in revenues, which we attribute to stronger market conditions. However, our domestic rental business gross margin was lower than we anticipated and was impacted by poor performance primarily at one of our domestic geographic business units. We are working to improve these gross margins. In addition, during the nine months ended September 30, 2004, we achieved an improvement in backlog in both the compression and production and processing fabrication lines of business. Our parts, service and used equipment business segment benefited from strong international service and installation revenue and gross profit, but our base parts and service revenue was lower than anticipated. While this business started to pick up in the third quarter of 2004, we believe that we experienced lower revenue in the first half of this year due to delays in maintenance by our customers because of the strong gas price environment, particularly in North America.

Our third quarter 2004 reported utilization declined by approximately 2% compared to the reported utilization for the second quarter of 2004. This was primarily due to a correction we made in July 2004 as we refined our procedures used to calculate horsepower for utilization percentages, and discovered that some units were previously double counted in this calculation. As a result, we believe that our actual utilization percentage from second quarter 2004 to third quarter 2004 did not significantly change. We believe that our utilization percentage is a helpful measure in understanding our long-term trends relating to our rental fleet, but utilization statistics should not be considered as an alternative to reported financial information presented in accordance with generally accepted accounting principles, and may not be comparably calculated from one company to another.

Total compression horsepower at September 30, 2004 was approximately 3,483,000, consisting of approximately 2,569,000 horsepower in the United States and approximately 914,000 horsepower internationally. We estimate that our total compression horsepower utilization rate in September 2004 was approximately 82%, compared to utilization of approximately 81% in December 2003 and approximately 80% in September 2003. Domestic and international utilization in September 2004 was approximately 76% and 96%, respectively, compared to approximately 76% and 94%, respectively, in December 2003, and approximately 75% and 94%, respectively, in September 2003.

At September 30, 2004, our total third-party fabrication backlog, excluding Belleli, was approximately $115 million compared to approximately $46 million at December 31, 2003 and $61 million at September 30, 2003. Backlog for Belleli at September 30, 2004 was approximately $143 million, compared to approximately $107 million at December 31, 2003 and $66 million at September 30, 2003. The compressor and accessory fabrication backlog was approximately $43 million at September 30, 2004, compared to approximately $28 million at December 31, 2003 and $29 million at September 30, 2003. The backlog for production and processing equipment fabrication, excluding Belleli, was approximately $72 million at September 30, 2004, compared to approximately $18 million at December 31, 2003 and $32 million at September 30, 2003.

Industry Conditions

The North American rig count increased by 5% to 1,513 at September 30, 2004 from 1,441 at September 30, 2003, and the twelve-month rolling average North American rig count increased by 16% to 1,521 at September 30, 2004 from 1,307 at September 30, 2003. In addition, the twelve-month rolling average New York Mercantile Exchange wellhead natural gas price increased to $5.51 per Mcf at September 30, 2004 from $5.24 per Mcf at September 30, 2003. During the nine months ended September 30, 2004, we experienced an 8% increase in revenues and other income as a result of an improvement in market conditions and our focus on improving our sales success ratio on new bid opportunities.

Facility Consolidation

We had previously announced our plan to reduce our U.S. headcount by approximately 500 employees worldwide and to close four fabrication facilities. During the year ended December 31, 2002, we accrued approximately $2.7 million in employee separation costs related to the reduction in workforce. During the year ended December 31, 2003, we paid approximately $2.0 million in employee separation costs, implemented further cost saving initiatives and closed two facilities in addition to the four fabrication facilities we closed pursuant to our original reduction plan. During the first nine months of 2004, we paid an additional $0.7 million in employee separation costs related to the completion of these activities. From December 31, 2002 to September 30, 2004, our U.S. workforce has decreased by approximately 700 employees.

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

Canada Asset Sale

On November 2, 2004, we sold the compression rental assets of our Canadian subsidiary, Hanover Canada Corporation, to Universal Compression Canada, a subsidiary of Universal Compression Holdings, Inc., for approximately $56.9 million. Additionally, we have agreed to sell our ownership interest in Collicutt Energy Services Ltd. (“CES”) for approximately $2.6 million to an entity owned by Steven Collicutt. We own approximately 2.6 million shares in CES and this transaction is anticipated to close prior to year-end 2004. As of September 30, 2004, these assets were carried on our Condensed Consolidated Balance Sheet at approximately $59.6 million including $57.9 million of fixed assets. For the nine months ended September 30, 2004, we reported approximately $4.6 million in income before tax from these assets. The results of these operations will be reported as discontinued operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Summary of Business Segment Results

Domestic Rentals
(in thousands)

	Three months ended
	September 30,		Increase
	2004	2003	(Decrease)
Revenue	$85,866	$82,823	4%
Operating expense	37,816	31,833	19%

Gross profit	$48,050	$50,990	(6)%
Gross margin	56%	62%	(6)%

Domestic rental revenue increased during the three months ended September 30, 2004, compared to the three months ended September 30, 2003, due primarily to improvement in market conditions. Gross profit and gross margin for the three months ended September 30, 2004 decreased compared to the three months ended September 30, 2003, due to increased maintenance and repair expense primarily at one of our three domestic geographic business units. We are working to improve this business unit’s results. The decrease in margin at this business unit decreased our overall domestic rental margin by approximately 4%.

International Rentals
(in thousands)

	Three months ended
	September 30,		Increase
	2004	2003	(Decrease)
Revenue	$56,579	$49,519	14%
Operating expense	18,129	17,757	2%

Gross profit	$38,450	$31,762	21%
Gross margin	68%	64%	4%

During the three months ended September 30, 2004 international rental revenue and gross profit increased, compared to the three months ended September 30, 2003, primarily due to increased compression and processing plant rental activity in Argentina, Brazil, Mexico and Venezuela. Gross margin for the three months ended September 30, 2004 increased when compared to the three months ended September 30, 2003, primarily due to operating efficiencies achieved as a result of the increase in sales without requiring a corresponding increase in operating expenses.

Parts, Service and Used Equipment
(in thousands)

	Three months ended
	September 30,		Increase
	2004	2003	(Decrease)
Revenue	$50,872	$45,581	12%
Operating expense	36,469	35,307	3%

Gross profit	$14,403	$10,274	40%
Gross margin	28%	23%	5%

Parts, service and used equipment revenue for the three months ended September 30, 2004 was higher than the three months ended September 30, 2003 due primarily to increased demand resulting from stronger industry conditions. Gross profit and gross margin for the three months ended September 30, 2004 was higher than the results for the three months ended September 30, 2003 primarily due to a high margin sale of a gas plant. For the three months ended September 30, 2004, parts and service revenue was $36.7 million with a gross margin of 23%, compared to $29.7 million and 33%, respectively, for the three months ended September 30, 2003. The decrease in margins was primarily due to a decrease in margins by our domestic parts and service business, which has not performed as anticipated and, thus, we are working to improve its results. Used rental equipment and installation sales revenue in the three months ended September 30, 2004 was $14.2 million with a gross margin of 43%, compared to $15.9 million with a 3% gross margin for the three months ended September 30, 2003. Our used rental equipment and installation sales and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and the start-up of new projects by customers.

Compression and Accessory Fabrication
(in thousands)

	Three months ended
	September 30,		Increase
	2004	2003	(Decrease)
Revenue	$46,605	$24,039	94%
Operating expense	41,214	22,347	84%

Gross profit	$5,391	$1,692	219%
Gross margin	12%	7%	5%

For the three months ended September 30, 2004, compression fabrication revenue and gross profit increased primarily due to our increased focus on fabrication that led to increased sales. Gross profit and gross margin increased during the three months ended September 30, 2004, compared to three months ended September 30, 2003, due primarily to improved operating efficiencies in our fabrication centers partially as a result of higher sales volumes.

Production and Processing Equipment Fabrication
(in thousands)

	Three months ended
	September 30,		Increase
	2004	2003	(Decrease)
Revenue	$76,193	$65,202	17%
Operating expense	68,974	59,095	17%

Gross profit	$7,219	$6,107	18%
Gross margin	9%	9%	0%

Production and processing equipment fabrication revenue and gross profit for the three months ended September 30, 2004 was higher than for the three months ended September 30, 2003, primarily due to increased Belleli revenue. Included in production and processing equipment fabrication revenue and expense for the three months ended September 30, 2004 was $38.5 million in revenue and $34.6 million in expense for Belleli, compared to $27.1 million in revenue and $24.6 million in expense for Belleli for the three months ended September 30, 2003.

Other Income

Equity in income of non-consolidated affiliates decreased by $2.5 million to $5.1 million during the three months ended September 30, 2004, from $7.6 million during the three months ended September 30, 2003. This decrease is primarily due to a decrease in income related to our equity interest in PIGAP II. PIGAP II experienced an increase in interest expense during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 as a result of the completion of PIGAP II’s project financing in October 2003.

Expenses

Selling, general, and administrative expense (“SG&A”) for the three months ended September 30, 2004 was $44.2 million, compared to $40.2 million during the three months ended September 30, 2003. The increase in SG&A was primarily due to the inclusion of approximately $2.0 million in costs incurred related to the implementation of section 404 of the Sarbanes-Oxley Act. As a percentage of revenue, SG&A in the third quarter of 2004 was 14%, compared to 15% for the same period a year earlier.

Depreciation and amortization expense for the three months ended September 30, 2004 decreased to $43.9 million, compared to $56.0 million for the same period a year ago. Third quarter 2004 depreciation and amortization decreased primarily due to $14.4 million of impairments recorded during the three months ended September 30, 2003 for rental fleet assets to be sold or scrapped which was partially offset by (a) increased depreciation expense due to additions to the rental fleet, including maintenance capital, placed in service during the first nine months of 2004 and during 2003 and (b) approximately $0.4 million in additional amortization expense to write-off deferred financing costs associated with the repayment of a portion of our 2000B compression equipment lease obligations.

During the third quarter of 2003, we recorded a $35.5 million non-cash charge for goodwill impairment associated with Belleli. As a result of the war in Iraq, the strengthening of the Euro and generally unfavorable economic conditions, we determined that the estimated fair value of Belleli had declined significantly during 2003. Upon gaining complete control of Belleli in August 2003 and assessing our long-term growth strategy, we determined that these general factors in combination with the specific economic factors impacting Belleli had significantly and adversely impacted the timing and amount of the future cash flows that we expected Belleli to generate.

Interest expense increased by $4.4 million, or 15%, to $33.2 million during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The increase was primarily due to an increase in the overall effective interest rate on outstanding debt to 6.8% from 5.6% during the three months ended September 30, 2004 and 2003, respectively.

Foreign currency translation for the three months ended September 30, 2004 was a gain of $0.5 million, compared to a loss of $1.5 million for the three months ended September 30, 2003. The foreign currency translation gain was primarily due to foreign currency gain related to our Canadian operations. The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended
	September 30,
	2004	2003
Canada	$911	$47
Argentina	(420)	(800)
Venezuela	(134)	(346)
All other countries	175	(437)

Exchange gain (loss)	$532	$(1,536)

Income Taxes

During the three months ended September 30, 2004, we recorded a net tax benefit of $1.5 million compared to $7.7 million for the three months ended September 30, 2003. Our effective tax rate for the three months ended September 30, 2004 was 103%, compared to 13.8% for the three months ended September 30, 2003. The change in effective rate was primarily due to the impact of valuation allowances provided in the U.S. and the weight of foreign income to U.S. income (loss). Due to our recent domestic tax losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the near future. Accordingly, our provision for income taxes for the three months ended September 30, 2004 did not include a full tax benefit for our estimate of anticipated U.S. losses because the benefit is not anticipated to be realized in the near future.

Cumulative Effect of Accounting Change

During the three months ended September 30, 2003, we recorded a cumulative effect of accounting change of $86.9 million net of tax, related to the adoption of FIN 46 on July 1, 2003. Prior to July 1, 2003, we entered into five lease transactions that were recorded as a sale and leaseback of the compression equipment and were treated as operating leases for financial reporting purposes. On July 1, 2003, we adopted the provisions of FIN 46 as they relate to the special purpose entities that lease compression equipment to us. As a result of the adoption, we added approximately $1,089 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet as a result of the sale leaseback transactions. On July 1, 2003, we recorded a $133.7 million charge ($86.9 million net of tax) to record the cumulative effect from the adoption of FIN 46 related to prior period depreciation of the compression equipment assets.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Summary of Business Segment Results

Domestic Rentals
(in thousands)

	Nine months ended
	September 30,		Increase
	2004	2003	(Decrease)
Revenue	$256,138	$241,728	6%
Operating expense	108,305	94,043	15%

Gross profit	$147,833	$147,685	0%
Gross margin	58%	61%	(3)%

Domestic rental revenue increased during the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, due primarily to improvement in market conditions. Gross margin for the nine months ended September 30, 2004 decreased compared to the nine months ended September 30, 2003, due to increased maintenance and repair expense and increased start up costs associated with bringing idle compression units online.

International Rentals
(in thousands)

	Nine months ended
	September 30,		Increase
	2004	2003	(Decrease)
Revenue	$170,507	$151,973	12%
Operating expense	50,451	47,682	6%

Gross profit	$120,056	$104,291	15%
Gross margin	70%	69%	1%

During the nine months ended September 30, 2004 international rental revenue and gross profit increased, compared to the nine months ended September 30, 2003, primarily due to increased compression and processing plant rental activity in Argentina, Brazil and Mexico.

Parts, Service and Used Equipment
(in thousands)

	Nine months ended
	September 30,		Increase
	2004	2003	(Decrease)
Revenue	$137,392	$118,327	16%
Operating expense	101,447	85,781	18%

Gross profit	$35,945	$32,546	10%
Gross margin	26%	28%	(2)%

Parts, service and used equipment revenue for the nine months ended September 30, 2004 was higher than the nine months ended September 30, 2003 due primarily to increased demand resulting from stronger industry conditions. For the nine months ended September 30, 2004, parts and service revenue was $97.3 million with a gross margin of 25%, compared to $90.6 million and 31%, respectively, for the nine months ended September 30, 2003. The decrease in margins was primarily due to a decrease in margins by our domestic parts and service business, which has not performed as anticipated and, thus, we are working to improve its results. Used rental equipment and installation sales revenue in the nine months ended September 30, 2004 was $40.1 million with a gross margin of 29%, compared to $27.7 million with a 16% gross margin for the nine months ended September 30, 2003. Our used rental equipment and installation sales and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and the start-up of new projects by customers.

Compression and Accessory Fabrication
(in thousands)

	Nine months ended
	September 30,		Increase
	2004	2003	(Decrease)
Revenue	$118,914	$81,839	45%
Operating expense	107,584	73,950	45%

Gross profit	$11,330	$7,889	44%
Gross margin	10%	10%	0%

For the nine months ended September 30, 2004, compression fabrication revenue and gross profit increased primarily due to our increased focus on fabrication that led to increased sales.

Production and Processing Equipment Fabrication
(in thousands)

	Nine months ended
	September 30,		Increase
	2004	2003	(Decrease)
Revenue	$192,639	$211,152	(9)%
Operating expense	170,557	188,802	(10)%

Gross profit	$22,082	$22,350	(1)%
Gross margin	11%	11%	0%

Production and processing equipment fabrication revenue for the nine months ended September 30, 2004 was lower than for the nine months ended September 30, 2003, primarily due to a decrease in orders received from our customers in the second half of 2003 which led to lower revenues in the first half of 2004. We believe our consolidation efforts, management changes and non-operational issues impacted our 2003 sales efforts. However, we are focusing on improving our sales success ratio on new bid opportunities which has resulted in the 2004 improvement in our production and processing equipment backlog.

Expenses

SG&A for the nine months ended September 30, 2004 was $125.8 million, compared to $119.7 million in the nine months ended September 30, 2003. The increase in SG&A was primarily due to the inclusion of approximately $3.6 million of additional costs related to our efforts in connection with the implementation of Section 404 of the Sarbanes-Oxley Act. We expect to incur approximately $1.8 to $2.1 million of additional costs in the fourth quarter of 2004 in connection with these efforts.

Depreciation and amortization expense for the nine months ended September 30, 2004 increased to $130.9 million, compared to $126.2 million for the same period a year ago. Depreciation and amortization for the nine months ended September 30, 2004, increased primarily due to (a) additional depreciation expense of approximately $8.5 million associated with the compression equipment operating leases that were consolidated into our financial statements beginning in the third quarter 2003 (b) increased depreciation expense due to additions to the rental fleet, including maintenance capital, placed in service during the nine months ended September 30, 2004 and during the last quarter of 2003 and (c) approximately $1.4 million in additional amortization expense to write-off deferred financing costs associated with the June 2004 refinancing of our 2000A compression equipment lease obligations and early payoff of a portion of our 2000B compression equipment lease obligations. During the nine months ended September 30, 2003, we recorded approximately $14.4 million of impairments related to our rental fleet assets to be sold or scrapped.

During the nine months ended September 30, 2003, we recorded a $35.5 million non-cash charge for goodwill impairment associated with Belleli. As a result of the war in Iraq, the strengthening of the Euro and generally unfavorable economic conditions, we determined that the estimated fair value of Belleli has declined significantly during 2003. Upon gaining complete control of Belleli in August 2003 and assessing our long-term growth strategy, we determined that these general factors in combination with the specific economic factors impacting Belleli had significantly and adversely impacted the timing and amount of the future cash flows that we expected Belleli to generate.

Beginning in July 2003, payments accrued under our sale leaseback transactions are included in interest expense as a result of consolidating on our balance sheet the entities that lease compression equipment to us. As a result, during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, our interest expense increased $50.8 million to $96.3 million and our leasing expense decreased $43.1 million to $0. The increase in interest and leasing expense was primarily due to an increase in the overall effective interest rate on outstanding debt to 6.6% from 5.7% during the nine months ended September 30, 2004 and 2003, respectively.

Foreign currency translation for the nine months ended September 30, 2004 was a gain of $1.4 million, compared to a loss of $1.3 million for the nine months ended September 30, 2003. The following table summarizes the exchange gains (losses) we recorded for assets exposed to currency translation (in thousands):

	Nine Months Ended
	September 30,
	2004	2003
Canada	$850	$177
Argentina	(868)	1,082
Venezuela	1,299	(1,866)
All other countries	126	(729)

Exchange gain (loss)	$1,407	$(1,336)

Income Taxes

During the nine months ended September 30, 2004, we recorded a net tax provision of $12.8 million compared to $3,000 for the nine months ended September 30, 2003. Our effective tax rate for the nine months ended September 30, 2004 was 471%, compared to 0% for the nine months ended September 30, 2003. The increase in effective rate was primarily due to the impact of valuation allowances provided in the U.S. and the weight of foreign income to U.S. income (loss). Due to our recent domestic tax losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the near future. Accordingly, our provision for income taxes for the nine months ended September 30, 2004 did not include a full tax benefit for our estimate of anticipated U.S. losses because the benefit is not anticipated to be realized in the near future.

Cumulative Effect of Accounting Change

During the nine months ended September 30, 2003, we recorded a cumulative effect of accounting change of $86.9 million net of tax, related to the adoption of FIN 46 on July 1, 2003. Prior to July 1, 2003, we entered into five lease transactions that were recorded as a sale and leaseback of the compression equipment and were treated as operating leases for financial reporting purposes. On July 1, 2003, we adopted the provisions of FIN 46 as they relate to the special purpose entities that lease compression equipment to us. As a result of the adoption, we added approximately $1,089 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet as a result of the sale leaseback transactions. On July 1, 2003, we recorded a $133.7 million charge ($86.9 million net of tax) to record the cumulative effect from the adoption of FIN 46 related to prior period depreciation of the compression equipment assets.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance amounted to $30.7 million at September 30, 2004 compared to $56.6 million at December 31, 2003. Working capital increased to $321.1 million at September 30, 2004 from $289.0 million at December 31, 2003. The increase in working capital was primarily the result of an increase in accounts receivable and inventory due to an improvement in market conditions that has led to increased sales in our businesses.

Our cash flow from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows, are summarized in the table below (dollars in thousands):

	Nine Months Ended
	September 30,
	2004	2003
Net cash provided by (used in) continuing operations:
Operating activities	$104,827	$107,303
Investing activities	(27,102)	(99,700)
Financing activities	(110,194)	(991)
Effect of exchange rate changes on cash and cash equivalents	(160)	439
Net cash provided by discontinued operations	6,703	7,393

Net change in cash and cash equivalents	$(25,926)	$14,444

The decrease in cash provided by operating activities for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was primarily due to an increase in cash used for working capital partially offset by an increase in distributions from our non-consolidated affiliates. During the nine months ended September 30, 2004 and 2003, we received distributions of $7.9 million and $0.1 million, respectively, from our non-consolidated affiliates.

The decrease in cash used in investing activities during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was primarily attributable to a decrease in capital expenditures, a decrease in cash used for business acquisitions and $4.7 million in proceeds received from the sale of our interest in Hanover Measurement Services Company, LP.

The increase in cash used in financing activities during the nine months ended September 30, 2004 as compared to the cash provided by financing activities in the nine months ended September 30, 2003 was primarily due to the net reduction of debt during the first nine months of 2004, including the repayment, during the third quarter of 2004, of approximately $65 million towards the 2000B compression equipment lease obligations.

We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project’s requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. During the nine months ended September 30, 2004 we spent $57.6 million on capital expenditures for rental equipment fleet additions and equipment maintenance. We plan to spend approximately $25 million to $50 million on capital expenditures in the fourth quarter of 2004. Since capital expenditures are largely discretionary, we believe we would be able to significantly reduce them, in a reasonably short time frame, if expected cash flows from operations were not realized. Historically, we have funded our capital requirements with a combination of internally generated cash flow, borrowings under a bank credit facility, sale leaseback transactions, raising additional equity and issuing long-term debt. During the nine months ended September 30, 2004, there have been no significant changes to our obligations to make future payments under existing contracts except for the net repayment of $14.0 million in borrowings under our bank credit facility, the issuance by Hanover of $200 million Senior Notes and loan by Hanover to HCLP in connection with the issuance of those notes in June 2004 and repayment of our 2000A compression equipment lease obligations as discussed below and the early repayment of $65 million of our 2000B compression equipment lease obligations. In addition, our purchase order commitments due within twelve months have increased to approximately $111.8 million as a result of the increase in the backlog related to our fabrication operations.

As part of our business, we are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk that are not included on our consolidated balance sheet. The possibility of our having to honor these commitments is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. We would record a reserve for these guarantees if events occurred that required one to be established.

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

As of September 30, 2004, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or these agreements would trigger cross-default provisions under the agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations. While there is no assurance, we believe based on our current projections for 2004 that we will be in compliance with the financial covenants in our bank credit facility and the agreements related to our compression equipment lease obligations.

We expect that our bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures at least for the short term. As of September 30, 2004, we had $13.0 million in outstanding borrowings under our bank credit facility. Outstanding amounts under that facility bore interest at a weighted average rate of 5.7%. As of September 30, 2004, we also had approximately $94.7 million in letters of credit outstanding under our bank credit facility. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $350 million credit limit, plus, in addition to certain other indebtedness, (with letters of credit treated as indebtedness) an additional (a) $40 million in unsecured indebtedness, (b) $50 million of nonrecourse indebtedness of unqualified subsidiaries and (c) $25 million of secured purchase money indebtedness. Giving effect to our $94.7 million in outstanding letters of credit, the liquidity available under our bank credit facility as of September 30, 2004 was approximately $242.3 million.

In June 2003, Hanover and HCLP filed a shelf registration statement with the SEC pursuant to which Hanover may from time to time publicly offer equity, debt or other securities in an aggregate amount not to exceed $700 million. The registration statement also provides guarantees of Hanover’s debt securities by HCLP. The SEC subsequently declared the shelf registration statement effective on November 19, 2003, and in December 2003 Hanover issued approximately $344 million in securities under the shelf registration statement. In June 2004, Hanover issued an additional $200 million aggregate principal amount of 9.0% Senior Notes due 2014, which are fully and unconditionally guaranteed on a senior subordinated basis by HCLP. The net proceeds from this offering and available cash were used to repay the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease that was to expire in March 2005. Subject to market conditions, the shelf registration statement will be available to offer one or more series of additional debt or other securities.

In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, Hanover’s 8.625% Senior Notes due 2010 and its 9% Senior Notes due 2014 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (a) an additional $75 million in unsecured indebtedness and (b) any additional indebtedness so long as, after incurring such indebtedness, Hanover’s ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or Hanover’s “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements related to our 2001A and 2001B compression equipment lease obligations, Hanover’s 8.625% Senior Notes due 2010 and its 9% Senior Notes due 2014 sale leaseback transactions define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of September 30, 2004, Hanover’s coverage ratio was less than 2.25 to 1.0, and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness.

As of October 19, 2004, Hanover’s credit ratings as assigned by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) were:

Standard
	Moody’s	& Poor’s
Outlook	Stable	Stable
Senior implied rating	B1	BB-
Bank credit facility due December 2006	Ba3	—
4.75% convertible senior notes due 2008	B3	—
4.75% convertible senior notes due 2014	B3	B
8.625% senior notes due 2010	B3	B

Standard
	Moody’s	& Poor’s
9.0% senior notes due 2014	B3	B
2001A equipment lease notes, interest at 8.5%, due September 2008	B2	—
2001B equipment lease notes, interest at 8.8%, due September 2011	B2	—
Zero coupon subordinated notes, interest at 11%, due March 31, 2007	Caa1	B-
7.25% convertible subordinated notes due 2029*	Caa1	—
Senior secured	—	B+
Senior unsecured	—	B

*	Rating is on the Mandatorily Redeemable Convertible Preferred Securities that were issued by Hanover Compressor Capital Trust, Hanover’s wholly owned subsidiary. See discussion of the impact of FIN 46 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Accounting Pronouncements” under Item 7 of Hanover’s annual report on Form 10-K for the year ended December 31, 2003.

There are no credit rating downgrade provisions in Hanover’s or HCLP’s debt agreements or the agreements related to our compression equipment lease obligations that would accelerate their maturity dates. However, a downgrade in Hanover’s credit rating could materially and adversely affect Hanover’s and HCLP’s ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities. Should this occur, we might seek alternative sources of funding. In addition, our significant leverage puts us at greater risk of default under one or more of our existing debt agreements if we experience an adverse change to our financial condition or results of operations. Our ability to reduce our leverage depends upon market and economic conditions, as well as our ability to execute liquidity-enhancing transactions such as sales of non-core assets or our equity securities.

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

In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our note to our general partner that has the same general terms as Hanover’s 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of September 30, 2004:

				Fair Value of
				Swap at
		Fixed Rate to be		September 30,
Floating Rate to be Paid	Maturity Date	Received	Notional Amount	2004
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000,000	$(2,908)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000,000	$(2,144)

As of September 30, 2004, a total of approximately $1.7 million in other current assets, $6.8 million in long-term liabilities and a $5.1 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, that is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of September 30, 2004 we estimated that the effective rate to be paid (in December 2004) will be approximately 7.1%.

During 2001, we entered into three additional interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows:

				Fair Value of
				Swap at
		Fixed Rate to be		September 30,
Lease	Maturity Date	Paid	Notional Amount	2004
March 2000	March 11, 2005	5.2550%	$100,000,000	$(1,397)
August 2000	March 11, 2005	5.2725%	$100,000,000	$(1,407)
October 2000	October 26, 2005	5.3975%	$100,000,000	$(3,133)

These three swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria, and any changes in their fair values have been recognized in other comprehensive income. During the nine months ended September 30, 2004 and 2003, we recorded approximately $7.5 million and $4.3 million, respectively, related to these three swaps ($7.5 million and $2.8 million, respectively, net of tax) in other comprehensive income. As of September 30, 2004, a total of approximately $5.8 million was recorded in current liabilities and approximately $0.2 million in long-term liabilities with respect to the fair value adjustment related to these three swaps.

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

Prior to 2001, we entered into two interest rate swaps with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. The difference paid or received on the swap transactions was recorded as an accrued liability and recognized in leasing expense in all periods before July 1, 2003, and in interest expense until their expiration July 1, 2003. Because management decided not to designate the interest rate swaps as hedges, we recognized unrealized gains of approximately $4.1 million related to the change in the fair value of these interest rate swaps in lease expense in our statement of operations during the nine months ended September 30, 2003.

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

For the nine months ended September 30, 2004, our Argentine operations represented approximately 5% of our revenue and 9% of our gross profit. For the nine months ended September 30, 2004, our Venezuelan operations represented approximately 12% of our revenue and 21% of our gross profit. At September 30, 2004, we had approximately $18.8 million and $26.9 million in accounts receivable related to our Argentine and Venezuelan operations, respectively.

The following table summarizes the exchange gains (losses) we recorded for assets exposed to currency translation (in thousands):

	Nine Months Ended
	September 30,
	2004	2003
Canada	$850	$177
Argentina	(868)	1,082
Venezuela	1,299	(1,866)
All other countries	126	(729)

Exchange gain (loss)	$1,407	$(1,336)

In December 2002, opponents of Venezuelan President Hugo Chávez initiated a country-wide strike by workers of the national oil company in Venezuela. This strike, a two-month walkout, had a significant negative impact on Venezuela’s economy and temporarily shut down a substantial portion of Venezuela’s oil industry. As a result of the strike, Venezuela’s oil production dropped substantially. In addition, exchange controls have been put in place that put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. In May 2003, after nine months of negotiation, the Organization of the American States brokered an agreement between the Venezuelan government and its opponents. Although the accord does offer the prospect of stabilizing Venezuela’s economy, if another national strike is staged, exchange controls remain in place, or economic and political conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income. As a result of the disruption of our operations in Venezuela, during the fourth quarter of 2002, our international rental revenues decreased by approximately $2.7 million. In the nine months ended September 30, 2003, we recognized approximately $2.7 million of billings to Venezuelan customers that were not recognized in 2002 due to concerns about the ultimate receipt of those revenues.

In July 2004, Wilpro Energy Services (PIGAP II) Limited (referred to as “PIGAP II”) received a notice of default from the Venezuelan state oil company, PDVSA, alleging that PIGAP II is not in compliance under a services agreement as a result of certain operational issues. PIGAP II is a joint venture, currently owned 70% by a subsidiary of The Williams Companies, Inc. (“Williams”) and 30% by HCLP, that operates a natural gas compression facility in Venezuela. PIGAP II has informed us that it does not believe a basis exists for such notice and that it is contesting the giving of this notice. Nonetheless, the giving of this notice of default could be deemed an event of default under PIGAP II’s outstanding project loans totaling approximately $207.7 million. We understand, however, that the lenders under the PIGAP II project loan agreement have confirmed to PIGAP II in writing that based on the facts they currently know, they have no intention of exercising any rights or remedies under the PIGAP II project loan agreements until the issues raised in the notice and PIGAP II’s response are clarified, but have cautioned PIGAP II to refrain from undertaking any extraordinary expenses or restricted payments until the issue has been fully resolved. In any event, HCLP has not guaranteed and is not otherwise liable for the PIGAP II project loans and an event of default under such project loans does not trigger a default under Hanover and HCLP’s debt obligations. HCLP’s net book investment in PIGAP II at September 30, 2004 was approximately $30.9 million and HCLP’s pretax income with respect to PIGAP II for the nine months ended September 30, 2004 was approximately $9.6 million.

The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.

We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of The Royal/ Dutch Shell Group (“Shell”) and Global Energy and Refining Ltd. (“Global”), a Nigerian company. We have completed the building of the required barge-mounted facilities. Under the terms of a series of contracts between Global and us, Shell, and several other counterparties, Global is responsible for the development of the overall project. In light of the political environment in Nigeria, Global’s capitalization level and lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under these contracts. In May 2004, we reached an agreement with Global whereby Global prepaid to us

$5.0 million in equipment rental fees, that we recorded in other liabilities on our condensed consolidated balance sheet, in return for our agreement to waive certain defaults by Global with respect to some of our agreements with them.

If Shell were to terminate its contract with Global for any reason or we were to terminate our involvement in the project, we would be required to find an alternative use for the barge-mounted facility which could result in a write-down of our investment. At September 30, 2004, we had an investment of approximately $33.8 million associated with the barge-mounted facility and approximately $4.2 million associated with advances to, and our investment in, Global.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003 the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $20.3 million in sale leaseback obligations that, as of September 30, 2004, were reported as “Minority interest” on our condensed consolidated balance sheet pursuant to FIN 46.

These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of September 30, 2004, the yield rates on the outstanding equity certificates ranged from 4.9% to 10.0%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At September 30, 2004, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.

In October 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” which clarifies the guidance in paragraph 19 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” According to EITF Issue No. 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS No. 131. The consensus applies to fiscal years ending after October 13, 2004. We are currently evaluating the impact of applying this guidance.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. HCLP’s principal executive officer, who is also currently our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2004. Based on the evaluation, our principal executive officer and principal financial officer believes that our disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. Under the direction of our President and Chief Executive Officer and in connection with our implementation of Section 404 of the Sarbanes-Oxley Act, we continued the process of reviewing our internal controls and procedures for financial reporting and have changed or are in the process of improving controls and procedures, including changes relating to: information systems (including controls over access to the systems and segregation of duties); human resources; internal audit; tax accounting; planning and analysis; reconciliation of accounts; approval of expenditures; preparation, approval and closing of significant agreements and transactions; integration of acquired businesses and assets (including integration of certain financial and accounting systems related thereto); policies and procedures related to purchasing, inventory and project management; standardization of internal controls and policies across the organization; and the development, implementation and enhancements of corporate governance policies and procedures. This review is ongoing, and the review to date constitutes the evaluation required by Rule 15d-15(d) of the Securities Exchange Act of 1934.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 30, 2004, the Texas Commission on Environmental Quality (TCEQ) informed us that it was pursuing an enforcement action against HCLP for alleged violations of the Texas Health and Safety Code and Commission Rules at the Redwood Hanover Gateway Plant (RHG Plant) in Madison County, Texas. The alleged violations include failure to comply with certain permit limitations relating to sulfur emissions during certain periods in 2003 and 2004 and failure to provide certain required notifications in connection therewith. TCEQ has proposed a settlement of $149,625 in respect of the alleged violations in the form of a proposed Agreed Order dated June 29, 2004. We requested a meeting with the TCEQ to discuss the allegations and to challenge certain assumptions made by the TCEQ. Such meeting occurred on August 18, 2004 in which we presented our revised calculations and other responses to the TCEQ, the result of which was a settlement of the action for $46,200 that is subject to publication of the proposed Agreed Order by the TCEQ for a 30-day public comment period and final approval by the TCEQ. The comment period commenced on October 8, 2004 and ended on November 8, 2004. The Agreed Order was not heard by the Commissioners of the TCEQ on November 10, 2004, but is currently set to be heard on February 9, 2005. If approved at the hearing, the Agreed Order will become final.

On July 6, 2004 the California South Coast Air Quality Management District (the “CSAD”) informed us that the CSAD was pursuing an enforcement action against HCLP for alleged violations involving failure to comply with the permitted emission limitations applicable to certain of HCLP’s compressed natural gas (“CNG”) fueling stations located in the State of California. The alleged violations center on excess emissions of oxides of nitrogen and carbon monoxide from twelve natural gas-fired internal combustion engines. The CSAD initially estimated they would seek a penalty against us of approximately $200,000. After settlement discussions over the last several months, we believe that we now have an agreement in principle with CSAD to settle the matter for a $50,000 penalty and a future obligation to replace two of our trucks with CNG vehicles. We are waiting for the final resolution letter confirming the settlement from CSAD.

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

ITEM 6: EXHIBITS

Exhibits

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1) Filed herewith.

(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSION LIMITED PARTNERSHIP

Date: November 12, 2004

By:	/s/ JOHN E. JACKSON

John E. Jackson
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1) Filed herewith.

(2) Furnished herewith.