Form 10-K
period 2004-12-31
HANOVER COMPRESSION LP
filed 2005-03-23
CIK 1163675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

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
(281) 447-8787
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to 12(g) of the Act:
Title of class:     None
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
      None

HANOVER COMPRESSION LIMITED PARTNERSHIP

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
      Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because of the context of the statement or the statement will include words such as we “believe”, “anticipate”, “expect”, “estimate” or words of similar import. Similarly, statements that describe our future plans, objectives or goals or future revenues or other financial metrics are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. These risks and uncertainties include:

•	our inability to renew our short-term leases of equipment with our customers so as to fully recoup our cost of the equipment;

•	a prolonged substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our compression and oil and natural gas production and processing equipment;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, the taking of property without fair compensation and legislative changes;

•	changes in currency exchange rates;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	our inability to implement certain business objectives, such as:

•	international expansion,

•	integrating acquired businesses,

•	generating sufficient cash,

•	accessing capital markets,

•	refinancing existing or incurring additional indebtedness to fund our business, and

•	executing our exit and sale strategy with respect to assets classified on our balance sheet as assets held for sale;

•	risks associated with any significant failure or malfunction of our enterprise resource planning system;

•	governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our substantial debt.
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
      You should not unduly rely on these forward-looking statements, which speak only as of the date of this Form 10-K. Except as required by law, we undertake no obligation to publicly revise any forward-

looking statement to reflect circumstances or events after the date of this Form 10-K or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the SEC after the date of this Form 10-K. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Item 1.	Business
General
      Hanover Compression Limited Partnership (“we”, “us”, “our”, “HCLP”, or the “Company”) is a Delaware limited partnership and an indirect wholly-owned subsidiary of Hanover Compressor Company (File No. 1-13071) (“Hanover”). We, together with our subsidiaries, are a global market leader in the full service natural gas compression business and are also a leading provider of service, fabrication and equipment for oil and natural gas processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. HCLP was founded as a Delaware corporation in 1990, and reorganized as a Delaware limited partnership in 2000. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, and oilfield power generation services, primarily to our U.S. and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli Energy S.r.l. (“Belleli”), we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalination plants and tank farms, primarily for use in Europe and the Middle East.
      In December 2001 and 2002, HCLP and its subsidiaries completed various internal restructuring transactions pursuant to which certain of the U.S. subsidiaries of HCLP were merged, directly or indirectly, with and into HCLP.
      We believe that we are currently the largest provider of rental natural gas compression equipment and services in the United States on the basis of aggregate horsepower, with 5,944 rental units in the United States having an aggregate capacity of approximately 2,551,000 horsepower at December 31, 2004. In addition, we estimate that we are one of the largest providers of compression services in the Latin American market, operating 645 units internationally with approximately 758,000 horsepower at December 31, 2004. As of December 31, 2004, approximately 77% of our natural gas compression horsepower was located in the United States and approximately 23% was located elsewhere, primarily in Latin America.
      Our products and services are essential to the production, processing, transportation and storage of natural gas and are provided primarily to energy producers and distributors of oil and natural gas. Our geographic business unit operating structure, technically experienced personnel and high-quality compressor fleet have allowed us to successfully provide reliable and timely customer service.
Business Segments
      Our revenues and income are derived from five business segments:

•	U.S. rentals. Our U.S. rental segment primarily provides natural gas compression and production and processing equipment rental and maintenance services to meet specific customer requirements on HCLP-owned assets located within the United States.

•	International rentals. Our international rentals segment provides substantially the same services as our U.S. rental segment except it services locations outside the United States.

•	Compressor and accessory fabrication. Our compressor and accessory fabrication segment involves the design, fabrication and sale of natural gas compression units and accessories to meet unique customer specifications.

•	Production and processing equipment fabrication. Our production and processing equipment fabrication segment includes the design, fabrication and sale of equipment used in the production and treating of crude oil and natural gas; and the engineering, procurement and manufacturing of heavy wall reactors for refineries and the construction of desalination plants and tank farms.

•	Parts, service and used equipment. Our parts, service and used equipment segment provides a full range of services to support the surface production needs of customers, from installation and normal maintenance and services to full operation of a customer’s owned assets and surface equipment as well as sales of used equipment.
      The U.S. and international compression rentals segments have operations primarily in the United States and South America. For financial data relating to our business segments and financial data relating to the amount or percentage of revenue contributed by any class of similar products or services which accounted for 10% or more of consolidated revenue in any of the last three fiscal years, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K and Note 23 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
Employees
      As of December 31, 2004, we had approximately 5,900 employees, approximately 300 of whom are represented by a labor union. Additionally, we had approximately 700 contract personnel. We believe that our relations with our employees and contract personnel are satisfactory.
Electronic Information
      The Company electronically files reports with the Securities and Exchange Commission, primarily Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and the amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Also, such information is readily available at the website of the Securities and Exchange Commission, which can be found at http://www.sec.gov. Hanover maintains a website which can be found at http://www.hanover-co.com.
      A paper copy of any of the above-described filings is also available free of charge from the Company upon request by contacting Hanover Compression Limited Partnership, 12001 North Houston Rosslyn Road, Houston, Texas 77086, Attention: Corporate Secretary (281) 405-5175. You may also read and copy any document we file with the SEC at its public reference facilities at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. Our SEC filings are also available at the offices of the New York Stock Exchange, Inc., 11 Wall Street, New York, New York 10005.
      HCLP has adopted “P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct” (“Code of Ethics”) that applies to our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is posted on Hanover’s website at http://www.hanover-co.com. Any changes to, and/or waivers granted, with respect to our Code of Ethics relating to our principal executive officer, principal financial officer, principal accounting officer, and other executive officers of HCLP that we are required to disclose pursuant to applicable rules and regulations of the Securities and Exchange Commission will be posted on Hanover’s website. Upon request the Company will provide a copy of our Code of Ethics without charge. Such request can be made in writing to the Corporate Secretary at Hanover Compression Limited Partnership, 12001 North Houston Rosslyn Road, Houston, Texas 77086.

Item 2.	Properties
      The following table describes the material facilities owned or leased by HCLP and our subsidiaries as of December 31, 2004:

		Square
Location	Status	Feet	Uses

Broken Arrow, Oklahoma	Owned	127,505	Compressor and accessory fabrication
Houston, Texas	Owned	190,531	Compressor and accessory fabrication
Houston, Texas	Leased	51,941	Office
Anaco, Venezuela	Leased	10,000	Compressor rental and service
Casacara Station, Colombia	Owned	14,000	Compressor rental and service
Casper, Wyoming	Owned	28,390	Compressor rental and service
Comodoro Rivadavia, Argentina	Leased	21,000	Compressor rental and service
Comodoro Rivadavia, Argentina	Owned	26,000	Compressor rental and service
Davis, Oklahoma	Owned	393,870	Compressor rental and service
Farmington, New Mexico	Owned	20,361	Compressor rental and service
Farmington, New Mexico	Leased	18,691	Compressor rental and service
Gillette, Wyoming	Leased	10,200	Compressor rental and service
Houston, Texas	Leased	13,200	Compressor rental and service
Kilgore, Texas	Owned	33,039	Compressor rental and service
Maturin, Venezuela	Owned	20,000	Compressor rental and service
Midland, Texas	Owned	53,300	Compressor rental and service
Neuquen, Argentina	Owned	30,000	Compressor rental and service
Pampa, Texas	Leased	24,000	Compressor rental and service
Pocola, Oklahoma	Owned	18,705	Compressor rental and service
Santa Cruz, Bolivia	Leased	30,622	Compressor rental and service
Victoria, Texas	Owned	28,609	Compressor rental and service
Walsall, UK — Redhouse	Owned	15,300	Compressor rental and service
Walsall, UK — Westgate	Owned	44,700	Compressor rental and service
Yukon, Oklahoma	Owned	22,453	Compressor rental and service
Houston, Texas	Leased	28,750	Parts, service and used equipment
Broussard, Louisiana	Owned	74,402	Production and processing equipment fabrication
Calgary, Alberta, Canada	Owned	97,250	Production and processing equipment fabrication
Columbus, Texas	Owned	219,552	Production and processing equipment fabrication
Corpus Christi, Texas	Owned	11,000	Production and processing equipment fabrication
Dubai, UAE	Owned	106,218	Production and processing equipment fabrication
Hamriyah Free Zone, UAE	Owned	52,474	Production and processing equipment fabrication
Mantova, Italy	Owned	680,484	Production and processing equipment fabrication
Tulsa, Oklahoma	Owned	40,100	Production and processing equipment fabrication
Victoria, Texas	Owned	50,506	Production and processing equipment fabrication
      Our executive offices are located at 12001 North Houston Rosslyn, Houston, Texas 77086 and our telephone number is (281) 447-8787.

Item 3.	Legal Proceedings
      In the ordinary course of business we are involved in various pending or threatened legal actions, including environmental matters. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
      Our bank credit facility prohibits us (without the lenders’ approval) from declaring or paying any dividend on, or making any payment on account of, or setting apart assets for a sinking or other analogous fund for, the purchase, redemption, defeasance, retirement or other acquisition of, any shares of any class of our partnership interests or any warrants or options to purchase any such partnership interests, whether now or hereafter outstanding, or making any other distribution in respect thereof, either directly or indirectly, whether in cash or property or in obligations of us or our subsidiaries (collectively, “Restricted Payments”), except that if no default or event of default exists or would reasonably be expected to be caused thereby (1) we may declare and pay dividends to Hanover to the extent necessary to pay interest on, or redeem, its obligations with respect to its $86.3 million convertible junior subordinated debentures due 2029 (which debentures were issued in connection with certain 7.25% mandatorily redeemable convertible preferred securities issued by Hanover Compressor Capital Trust) and any refinancing indebtedness incurred in respect thereof; (2) we may declare and pay dividends, or make distributions, to Hanover to the extent necessary to allow Hanover to pay scheduled interest on its $192 million 4.75% Convertible Senior Notes due 2008 and any refinancing indebtedness incurred in respect thereof; (3) we may declare and pay dividends, or make distributions, to Hanover to the extent necessary to allow Hanover to pay interest when due on (or, after the conversion of such convertible notes, to the extent necessary to allow Hanover to make required dividend payments on such converted capital stock, provided that in no event shall such dividend payments exceed the amount of interest payments that would have been otherwise required on such convertible notes assuming no conversion had occurred) its $143.8 million 4.75% convertible senior notes due 2014 and any refinancing indebtedness incurred in respect thereof; (4) we may declare and pay dividends, or make distributions, to Hanover to the extent necessary to allow Hanover to pay interest when due on its $200 million 8.625% Senior Notes due 2010 and any refinancing indebtedness incurred in respect thereof; (5) we may declare and pay dividends, or make distributions, to Hanover to the extent necessary to allow Hanover to pay interest when due on its $200 million 9.0% Senior Notes due 2014 and any refinancing indebtedness incurred in respect thereof; and (6) we may declare and pay dividends to Hanover to the extent necessary to cover operating expenses of Hanover. Additionally, our bank credit facility requires that the minimum tangible net worth of HCLP not be less than $702 million. This may limit distributions by HCLP to Hanover in future periods.
Securities Authorized for Issuance Under Equity Compensation Plans
      None.
      Certain of HCLP’s employees participate in equity compensation plans provided by Hanover, however HCLP does not maintain any equity compensation plans under which its equity securities are issued.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Management’s discussion and analysis of the results of operations and financial condition of HCLP should be read in conjunction with the Consolidated Financial Statements and related Notes thereto in Item 15 of this Form 10-K.
Overview
      HCLP is a Delaware limited partnership and an indirect wholly-owned subsidiary of Hanover. HCLP was founded as a Delaware corporation in 1990, and reorganized as a Delaware limited partnership in 2000. HCLP operates under a limited partnership agreement between Hanover General and Hanover HL. Hanover General has exclusive control over the business of HCLP and holds a 1% general partnership interest in HCLP. Hanover HL has no right to participate in or vote on the business of HCLP and holds a 99% limited partnership interest in HCLP. Prior to December 7, 2000, the Company operated under various legal forms.
      We are a global market leader in the full service natural gas compression business and are also a leading provider of service, fabrication and equipment for oil and natural gas processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, and oilfield power generation services, primarily to our U.S. and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli, we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalination plants and tank farms, primarily for use in Europe and the Middle East.

Impact of Rapid Growth
      We experienced rapid growth from 1998 through 2001 primarily as a result of significant acquisitions during 2000 and 2001, during which period Hanover’s consolidated (including HCLP) total assets increased from approximately $753 million as of December 31, 1999 to approximately $2.3 billion as of December 31, 2001, and Hanover’s consolidated debt, including compression equipment lease obligations, increased from approximately $572 million at December 31, 1999 to approximately $1,736 million at December 31, 2001. As a result of these acquisitions, we inherited not only different accounting and reporting systems, but also different policies, procedures and philosophies for operating the business, none of which were integrated and standardized.
      In addition to substantially increasing our outstanding debt, our growth exceeded our infrastructure capabilities and strained our internal control environment. During 2002, Hanover announced a series of restatements of certain transactions that occurred in 1999, 2000 and 2001. In November 2002, the SEC issued a Formal Order of Private Investigation relating to the transactions underlying and other matters relating to the restatements. In addition, during 2002, Hanover and certain of its officers and directors were named as defendants in a consolidated action in federal court that included a putative securities class action, a putative class action arising under the Employee Retirement Income Security Act and shareholder derivate actions. The litigation related principally to the matters involved in the transactions underlying the restatements of Hanover’s financial statements. As discussed below, both the SEC investigation and the litigation have now been settled.

Management Initiatives
      We believe we made significant strides in 2004 towards realizing our objectives to develop our total solutions capabilities, expand our global presence and improve our financial stability. During 2004, our key accomplishments included:

•	Successfully implementing our new organizational structure. HCLP has developed three U.S. and four international geographic business units (“GBUs”). Our GBU managers have been given the authority to operate their business unit with profit and loss responsibility. Equally important, the GBU structure allows us to be closer to our customers in the key regions of the world in which we operate and the ability to react more timely as new opportunities arise. This allows us to better provide our full offering of products and services to our clients on a local basis.

•	Expanding existing products and services into new markets. While continuing to take advantage of the promising growth opportunities presented to us in our traditional U.S. and Latin America markets, we are committed to establishing a presence in new, emerging areas for natural gas development. During the year we opened offices in Nigeria, Russia, and the Middle East. Long term, we believe there are tremendous growth opportunities in these markets, especially for a broader scope of HCLP’s products and services. We believe our GBU structure will enhance our ability to deliver into these emerging markets.

•	Moving beyond compression. We have continued to develop and deliver products and services that extend beyond the rental of compression equipment. As we move forward, we are seeing new opportunities driven more by our ability to deliver a total solution rather than just a single product. A total solution will typically incorporate multiple HCLP product offerings, including compression, production and/or processing equipment, engineering, installation, and operating services.

•	Focused approach to core operations. In an effort to intensify our focus on our core business, during 2004 we sold our used equipment business, a gas-driven power generation turbine, two fabrication facilities, and our Canadian compression rental operations, generating net cash proceeds of approximately $77.6 million that was utilized to reduce our debt. In 2003, we sold our interests in two non-oilfield power generation facilities for approximately $27.2 million, consisting of $6.4 million in cash, $3.3 million in notes (of which $2.8 matured and was paid in 2004 and $0.5 matures in 2005) and our release from a capital lease that had an outstanding balance of approximately $17.5 million. These businesses or assets were sold because they were not core to our long-term objectives.

•	Maintaining a commitment to capital discipline and debt reduction. For 2004, HCLP had capital expenditures, including business acquisitions, of $90.5 million compared to $157.5 million in 2003 and $259.6 million in 2002. Additionally, during 2004 Hanover and HCLP reduced its consolidated debt and compressor lease obligations by approximately $149.1 million. Hanover and HCLP are committed to continuing to reduce our leverage and to manage our capital under a disciplined, return-focused approach. While we plan to spend more in 2005 on growth opportunities, we intend this capital spending to be balanced with debt reduction from cash flow and to be approved under strict return-on-capital guidelines.
      Our key areas of focus for 2005 include:

•	Develop international opportunities. International markets continue to represent the greatest growth opportunity for our business. We believe that these markets are underserved in the area of the products and services we offer. In addition, we typically see higher risk adjusted returns in international markets relative to the United States. We intend to allocate additional resources toward international markets, to open offices abroad, where appropriate, and to move idle U.S. units into service in international markets, where applicable.

•	Focus on process improvement. We believe we are well positioned to grow our business organically and to capitalize upon several existing opportunities in order to generate increasing returns on the capital we have deployed. We intend to take advantage of our recently implemented enterprise resource planning system platform to help us better evaluate our markets and business opportunities and make more informed and timely decisions. We plan to develop a more disciplined and systematic approach to evaluating return on capital, exercising cost controls and operating and managing our business. In addition, we will continue to take the best practices from across our organization and formalizing these practices into common company-wide standards that we expect will bring improved operating and financial performance.

•	Continue our capital discipline. We plan to continue our capital discipline by lowering the working capital we have deployed and reducing our substantial level of debt with both excess operating cash flow and proceeds from asset sales. We are also focused on improving the management of our working capital by lowering the number of days outstanding for our accounts receivable and reducing inventory levels. To reduce debt, Hanover and HCLP are committed to under-spending cash flow. During 2004, we used cash flows from operations and asset sales to decrease our outstanding debt by approximately $149.1 million.

•	Continue to improve our U.S. fleet utilization. By limiting the addition of new units, moving idle U.S. units into service in international markets and retiring less profitable units, we plan to continue to improve our U.S. fleet utilization.

•	Increase prices selectively for our U.S. rental business. In early 2003, we began to selectively introduce price increases for our U.S. compression rental business. Such price increases, along with a slight improvement in market conditions, resulted in a 5% increase in revenue from our U.S. rentals business in the year ended December 31, 2004 as compared to the year ended December 31, 2003. We are in the process of implementing additional price increases for our U.S. compression rental business as market conditions allow.

Industry Conditions
      Our operations depend upon the levels of activity in natural gas development, production, processing and transportation. Such activity levels typically decline when there is a significant reduction in oil and gas prices or significant instability in energy markets. In recent years, oil and gas prices have been extremely volatile. Due to a deterioration in market conditions, we experienced a decline in the demand for our products and services in 2002 and 2003, which, along with the distractions associated with our management reorganization, resulted in reductions in the utilization of our compressor rental fleet and our revenues, gross margins and profits. Although our revenues increased during 2004, which we believe resulted from an improvement in market conditions and our focus on sales success ratio, our gross profit margins have not significantly improved. In 2005, we intend to focus on improving our operating margins.
      The North American rig count increased by 10% to 1,686 at December 31, 2004 from 1,531 at December 31, 2003, and the twelve-month rolling average North American rig count increased by 11% to 1,559 at December 31, 2004 from 1,404 at December 31, 2003. In addition, the twelve-month rolling average New York Mercantile Exchange wellhead natural gas price increased to $6.14 per MMBtu at December 31, 2004 from $5.39 per MMBtu at December 31, 2003. Despite the increase in natural gas prices and the recent increase in the rig count, U.S. natural gas production levels have not significantly changed. Recently, we have not experienced any significant growth in U.S. rentals of equipment by our customers, which we believe is primarily the result of the lack of a significant increase in U.S. natural gas production levels.

Summary of Results
      Net losses. We recorded a consolidated net loss of $35.4 million for the year ended December 31, 2004, as compared to consolidated net losses of $143.9 and $105.4 million and for the years ended December 31, 2003 and 2002, respectively. Our results for the years ended 2003 and 2002 were affected by a number of charges that may not necessarily be indicative of our core operations or our future prospects and impact comparability between years. These special items are discussed in “— Results of Operations” below.
      Results by Segment. The following table summarizes revenues, expenses and gross profit margin percentages for each of our business segments (dollars in thousands):

	Years ended December 31,

	2004	2003	2002

Revenues and other income:
U.S. rentals	$341,570	$324,186	$328,600
International rentals	214,598	191,301	175,337
Parts, service and used equipment	180,321	164,935	223,685
Compressor and accessory fabrication	158,629	106,896	114,009
Production and processing equipment fabrication	270,284	260,660	149,656
Equity in income of non-consolidated affiliate	19,780	23,014	18,554
Other	3,623	4,088	3,600

	$1,188,805	$1,075,080	$1,013,441

Expenses:
U.S. rentals	$144,580	$127,425	$122,172
International rentals	63,953	61,875	52,996
Parts, service and used equipment	135,929	123,255	179,843
Compressor and accessory fabrication	144,832	96,922	99,446
Production and processing equipment fabrication	242,251	234,203	127,442

	$731,545	$643,680	$581,899

Gross profit margin:
U.S. rentals	58%	61%	63%
International rentals	70%	68%	70%
Parts, service and used equipment	25%	25%	20%
Compressor and accessory fabrication	9%	9%	13%
Production and processing equipment fabrication	10%	10%	15%

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

      As a result of the war in Iraq, the strengthening of the Euro and generally unfavorable economic conditions, we believe that the estimated fair value of Belleli declined significantly during 2003. Upon gaining complete control of Belleli and assessing our long-term growth strategy, we determined that these general factors in combination with the specific economic factors impacting Belleli had significantly and adversely impacted the timing and amount of the future cash flows that we expected Belleli to generate. During 2003, we determined the present value of Belleli’s expected future cash flows was less than our carrying value of Belleli. This resulted in a full impairment charge for the $35.5 million in goodwill associated with Belleli.

Facility Consolidation
      We had previously announced our plan to reduce our U.S. headcount by approximately 500 employees worldwide and to close four fabrication facilities. During the year ended December 31, 2002, we accrued approximately $2.7 million in employee separation costs related to the reduction in workforce. During the year ended December 31, 2003, we paid approximately $2.0 million in employee separation costs, implemented further cost saving initiatives and closed two facilities in addition to the four fabrication facilities we closed pursuant to our original reduction plan. During the year ended December 31, 2004, we paid an additional $0.7 million in employee separation costs related to the completion of these activities. From December 31, 2002 to December 31, 2004, our U.S. headcount has decreased by approximately 600 employees.

Hanover Securities Litigation And Investigation
      In May 2003, Hanover reached an agreement that was subject to court approval, to settle securities class actions, ERISA class actions and the shareholder derivative actions filed against Hanover. The terms of the settlement became final in March 2004 and provided for Hanover to: (a) make a cash payment of approximately $30 million to the securities settlement fund (of which $26.7 million was funded by payments from Hanover’s directors and officers insurance carriers), (b) issue 2.5 million shares of Hanover common stock, and (c) issue a contingent note with a principal amount of $6.7 million. The contingent feature was determined to be a derivative that Hanover recorded as an asset, as required by SFAS 133. During the years ended December 31, 2004 and 2003, respectively, Hanover recorded income of $4.2 million and a $43.0 million charge, respectively, for the cost of the litigation settlement.
      In April 2004, Hanover issued the $6.7 million contingent note related to the securities settlement. The note was payable, together with accrued interest, on March 31, 2007 but was extinguished (with no money owing under it) during the third quarter of 2004 under the terms of the note since Hanover’s common stock traded above the average price of $12.25 per share for 15 consecutive trading days. As a result of the cancellation of the note in the third quarter of 2004, Hanover reversed the note and the embedded derivative, which resulted in a $4.0 million reduction to the cost of the securities-related litigation.
Critical Accounting Estimates
      This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and accounting policies, including those related to bad debts, inventories, fixed assets, investments, intangible assets, income taxes, revenue recognition and contingencies and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. The results of this process form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and these differences can be material to our financial condition, results of operations and liquidity.

Allowances and Reserves
      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payments, additional allowances may be required. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review the adequacy of our allowance for doubtful accounts monthly. Balances aged greater than 90 days are reviewed individually for collectibility. In addition, all other balances are reviewed based on significance and customer payment histories. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2004, our largest account receivable from a customer was approximately $9.1 million. During 2004, 2003 and 2002, we recorded approximately $2.7 million, $4.0 million, and $7.1 million in additional allowances for doubtful accounts, respectively.
      We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory write-downs may be required. During 2004, 2003 and 2002, we recorded approximately $1.1 million, $1.5 million, and $13.9 million, respectively, in additional reserves for obsolete and slow moving inventory.

Long-Lived Assets and Investments
      We review for the impairment of long-lived assets, including property, plant and equipment and assets held for sale whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred. The determination of what constitutes an indication of possible impairment, the estimation of future cash flows and the determination of estimated fair value are all significant judgments. There was no significant impairment in 2004. During 2003 and 2002, as a result of the review of our rental fleet, we recorded $14.3 million and $34.5 million, respectively, in additional depreciation on equipment that was retired and equipment that was expected to be sold or abandoned.
      In addition, we perform an annual goodwill impairment test, pursuant to the requirements of SFAS 142, in the fourth quarter of each year or whenever events indicate impairment may have occurred, to determine if the estimated recoverable value of the reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill. We determine the fair value of our reporting units using a combination of the expected present value of future cash flows and the market approach. The present value of future cash flows is estimated using our most recent five-year forecast, the weighted average cost of capital and a market multiple on the reporting units’ earnings before interest, tax, depreciation and amortization. Changes in forecasts could affect the estimated fair value of our reporting units and result in a goodwill impairment charge in a future period. We used a 12% weighted average cost of capital in our analysis of the present value of future cash flows. There were no impairments in 2004 related to our annual goodwill impairment test. During 2003 and 2002, we recorded $35.5 million and $52.1 million, respectively, in goodwill impairments as a result of evaluations of our goodwill.
      We hold investments in companies having operations or technology in areas that relate to our business. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Tax Assets
      We must estimate our expected future taxable income in order to assess the realizability of our deferred income tax assets. As of December 31, 2004, we reported a net deferred tax liability of $53.7 million, which included gross deferred tax assets of $324.4 million, net of a valuation allowance of $39.7 million and gross deferred tax liabilities of $338.4 million. Numerous assumptions are inherent in the estimation of future taxable income, including assumptions about matters that are dependent on future events, such as future operating conditions and future financial conditions.
      Additionally, we must consider any prudent and feasible tax planning strategies that might minimize the amount of tax liabilities recognized or the amount of any valuation allowance recognized against deferred tax assets. We must also consider if we have the ability to implement these strategies if the forecasted conditions actually occur. The principal tax planning strategy available to us relates to the permanent reinvestment of the earnings of international subsidiaries. Assumptions related to the permanent reinvestment of the earnings of international subsidiaries are reconsidered periodically to give effect to changes in our businesses and in our tax profile.
      Due to our cumulative U.S. losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future. We will be required to record additional valuation allowances if our U.S. deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 is not met. In addition, we have recorded valuation allowances for certain international jurisdictions. If we are required to record additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate. Our preliminary analysis leads us to believe that we will likely be required to record additional valuation allowances in 2005, unless we are able to generate additional taxable earnings or implement additional tax planning strategies that would minimize or eliminate the amount of such additional valuation allowance.

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
      Factors that must be considered in estimating the work to be completed and ultimate profit include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. If the aggregate combined cost estimates for all of our fabrication businesses had been higher or lower by 1% in 2004, our results of operations before tax would have been decreased or increased by approximately $3.9 million. As of December 31, 2004, we had recognized approximately $49.6 million in estimated earnings on uncompleted contracts.

Contingencies and Litigation
      We are substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, timely reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that the experience becomes known. As of December 31, 2004 and 2003, we had approximately $3.2 million and $4.4 million, respectively, in claim reserves.
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
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Summary
      For the year ended December 31, 2004, revenue increased to $1,188.8 million over 2003 revenue of $1,075.1 million. Net loss for the year ended December 31, 2004, was $35.4 million, compared with a net loss of $143.9 million in 2003. As detailed in the chart below, included in the 2003 net loss was $207.6 million in pre-tax charges.
      Included in the net loss for 2004 were the following pre-tax charges (in thousands):

Write-off of deferred financing costs (in Depreciation and amortization)	$1,686
Cancellation of interest rate swap (in Interest expense)	2,028

Total	$3,714

      Included in the net loss for 2003 were the following pre-tax charges (in thousands):

Rental fleet asset impairment (in Depreciation and amortization)	$14,334
Cumulative effect of accounting change-FIN 46	133,707
Belleli goodwill impairment (in Goodwill impairment)	35,466
Write-off of deferred financing costs (in Depreciation and amortization)	2,461
Loss on sale/write-down of discontinued operations	21,617

Total	$207,585

Business Segment Results
U.S. Rentals
(in thousands)

	Years Ended December 31,
			Increase
	2004	2003	(Decrease)

Revenue	$341,570	$324,186	5%
Operating expense	144,580	127,425	13%

Gross profit	$196,990	$196,761	0%
Gross margin	58%	61%	(3)%
      U.S. rental revenue increased during the year ended December 31, 2004, compared to the year ended December 31, 2003, due primarily to improvement in market conditions that has led to an improvement in pricing. Gross margin for the year ended December 31, 2004 decreased compared to the year ended December 31, 2003, primarily due to increased maintenance and repair expense.
International Rentals
(in thousands)

	Years Ended December 31,
			Increase
	2004	2003	(Decrease)

Revenue	$214,598	$191,301	12%
Operating expense	63,953	61,875	3%

Gross profit	$150,645	$129,426	16%
Gross margin	70%	68%	2%
      For 2004, international rental revenue and gross profit increased, compared to 2003, due to increased compression and processing plant rental activity, primarily in Argentina, Brazil and Mexico, and the addition of two gas processing plants in Mexico and Brazil added in the third quarter of 2003. The increase in revenues in these areas led to an increase in our international rental gross margin in 2004. Our 2003 revenue and gross margin were positively impacted by approximately $2.7 million in revenue that was related to services performed during 2002 but was not recognized until 2003 due to concerns about the ultimate receipt as a result of the strike by workers of the national oil company in Venezuela. As of December 31, 2004, we had approximately 758,000 horsepower of compression deployed internationally, compared to approximately 842,000 horsepower of compression deployed internationally at December 31, 2003. Our international horsepower deployed decreased by approximately 100,000 horsepower in 2004 due to the sale of our rental fleet in Canada.
Parts, Service and Used Equipment
(in thousands)

	Years Ended December 31,
			Increase
	2004	2003	(Decrease)

Revenue	$180,321	$164,935	9%
Operating expense	135,929	123,255	10%

Gross profit	$44,392	$41,680	7%
Gross margin	25%	25%	0%
      Parts, service and used equipment revenue for the year ended December 31, 2004 was higher than the year ended December 31, 2003 due primarily to increased demand by our international parts and service business. Parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment and installation sales. For the year ended December 31, 2004, parts and service revenue was $139.3 million with a gross margin of 24%, compared to $125.5 million and 29%, respectively, for the year ended December 31, 2003. The decrease in margins was primarily due to a decrease in margins by our U.S. parts and service business, which has not performed as anticipated. Used rental equipment and installation sales revenue in the year ended December 31, 2004 was $41.1 million with a gross margin of 27%, compared to $39.4 million with a 14% gross margin for the year ended December 31, 2003. Our used rental equipment and installation sales and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and the start-up of new projects by customers.
Compression and Accessory Fabrication
(in thousands)

	Years Ended December 31,
			Increase
	2004	2003	(Decrease)

Revenue	$158,629	$106,896	48%
Operating Expense	144,832	96,922	49%

Gross Profit	$13,797	$9,974	38%
Gross Margin	9%	9%	0%
      For the year ended December 31, 2004, compression fabrication revenue and gross profit increased primarily due to our increased focus on fabrication sales and an improvement in market conditions. As of December 31, 2004, we had compression fabrication backlog of $56.7 million compared to $28.2 million at December 31, 2003.
Production and Processing Equipment Fabrication
(in thousands)

	Years Ended December 31,
			Increase
	2004	2003	(Decrease)

Revenue	$270,284	$260,660	4%
Operating expense	242,251	234,203	3%

Gross profit	$28,033	$26,457	6%
Gross margin	10%	10%	0%
      Production and processing equipment fabrication revenue for the year ended December 31, 2004 was greater than for the year ended December 31, 2003, primarily due to our increased focus on fabrication sales and an improvement in market conditions. We have focused on improving our sales success ratio on new bid opportunities which has resulted in the 2004 improvement in our production and processing equipment backlog. As of December 31, 2004, we had a production and processing equipment fabrication backlog of $234.2 million compared to $124.8 million at December 31, 2003, including Belleli’s backlog of $150.0 million and $106.7 million at December 31, 2004 and 2003, respectively.

Other Revenue
      Equity in income of non-consolidated affiliates decreased by $3.2 million to $19.8 million during the year ended December 31, 2004, from $23.0 million during the year ended December 31, 2003. This decrease is primarily due to the sale of Hanover Measurement in the first quarter of 2004 and a decrease in results from our equity interest in Simco and PIGAP II joint venture. PIGAP II experienced an increase in interest expense during the year ended December 31, 2004 compared to the year ended December 31, 2003 as a result of the completion of PIGAP II’s project financing in October 2003. The decrease in equity earnings for the Simco/Harwat Consortium was due to a major plant refurbishment during 2004. The decrease in equity earnings of unconsolidated entities was partially offset by the $3.3 million increase in El Furrial earnings for the year ended December 31, 2004 due to an improvement in operating results. In 2003, El Furrial experienced a fire which negatively impacted operating results.
      On March 5, 2004, we sold our 50.384% limited partnership interest and 0.001% general partnership interest in Hanover Measurement to EMS Pipeline Services, L.L.C. for $4.9 million. We accounted for our interest in Hanover Measurement under the equity method. As a result of the sale, we recorded a $0.3 million gain that is included in other revenue.

Expenses
      Selling, general, and administrative expense (“SG&A”) for both 2004 and 2003, as a percentage of revenue, was 15%. SG&A expense in 2004 was $173.1 million compared to $159.9 million in 2003. The increase over 2003 was primarily due to the inclusion of approximately $6.4 million of additional auditing and consulting costs related to our efforts in connection with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, increased severance expense of approximately $2.3 million, increased relocation and office start up expenses for new offices and personnel in Russia and increased municipal taxes due to increased business activity, primarily in Latin America.
      Depreciation and amortization expense for 2004 was $174.4 million, compared to $168.2 million in 2003. The increase in depreciation and amortization was primarily due to: (1) net additions to property, plant and equipment placed in service during the year; (2) approximately $8.5 million in additional depreciation expense associated with the compression equipment operating leases that were consolidated into our financial statements in the third quarter of 2003; and (3) $1.7 million in amortization to write-off deferred financing costs associated with the June 2004 refinancing of our 2000A compression equipment obligations and early payoff of a portion of our 2000B compression equipment lease obligations. There were no significant asset impairments in 2004. During 2003, we recorded $14.3 million of impairments for idle rental fleet assets to be sold or scrapped.
      Beginning in July 2003, payments accrued under our sale leaseback transactions are included in interest expense as a result of consolidating on our balance sheet the entities that lease compression equipment to us. As a result, during the year ended December 31, 2004 as compared to the year ended December 31, 2003, our interest expense increased $57.5 million to $131.2 million and our leasing expense decreased $43.1 million to $0. The increase in our combined interest and leasing expense was primarily due to an increase in the overall effective interest rate on outstanding debt to 9.0% from 8.3% during the years ended December 31, 2004 and 2003, respectively.
      Foreign currency translation for the year ended December 31, 2004 was a gain of $5.2 million, compared to a loss of $2.5 million for the year ended December 31, 2003. For the year ended December 31, 2004, foreign currency translation included $4.5 million in translation gains related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt.
      The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Year Ended
	December 31,

	2004	2003

Italy	$4,170	$221
Argentina	(624)	494
Venezuela	1,165	(2,443)
All other countries	511	(820)

Exchange gain (loss)	$5,222	$(2,548)

      At December 31, 2004 we had intercompany advances outstanding to our subsidiary in Italy of approximately $55.0 million. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations by our subsidiary will depend on the outstanding balance in future periods. The remeasurement of these advances in 2004 resulted in a translation gain of approximately $3.7 million.
      For the year ended December 31, 2003, other expenses included $2.9 million in charges primarily recorded to write-off certain non-revenue producing assets and to record the settlement of a contractual obligation.

      During 2003, we recorded a $35.5 million non-cash charge for goodwill impairment associated with Belleli. As a result of the war in Iraq, the strengthening of the Euro and generally unfavorable economic conditions, we believe that the estimated fair value of Belleli declined significantly during 2003. Upon gaining complete control of Belleli and assessing our long-term growth strategy, we determined that these general factors in combination with the specific economic factors impacting Belleli had significantly and adversely impacted the timing and amount of the future cash flows that we expected Belleli to generate. During 2003, we determined the present value of Belleli’s expected future cash flows was less than our carrying value of Belleli.

Income Taxes
      The provision for income taxes increased $30.2 million, to $28.9 million for the year ended December 31, 2004 from a benefit of $1.3 million for the year ended December 31, 2003. The average effective income tax rates during the year ended December 31, 2004 and December 31, 2003 were (174.4%) and 2.4%, respectively. The change in rate was primarily due to the following factors: (1) significant decrease in losses before tax during the year ended December 31, 2004, (2) increase in the valuation allowance recorded for U.S. deferred tax assets where realization is uncertain, and (3) inclusion in taxable income of earnings repatriated from Canada.
      Due to our cumulative U.S. tax losses over the past three years, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future. We will be required to record additional valuation allowances if our U.S. deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 is not met. In addition, we have provided valuation allowances for certain international jurisdictions. If we are required to record additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially compared to the statutory rate. Our preliminary analysis leads us to believe that we will likely be required to record additional valuation allowances in 2005, unless we are able to generate additional taxable earnings or implement additional tax planning strategies that would minimize or eliminate the amount of such additional valuation allowance. In addition, we may be required to record additional valuation allowances in future periods.

Discontinued Operations
      During the fourth quarter of 2004, we sold the compression rental assets of our Canadian subsidiary, Hanover Canada Corporation, to Universal Compression Canada, a subsidiary of Universal Compression Holdings, Inc., for approximately $56.9 million. Additionally, in December 2004 we sold our ownership interest in CES for approximately $2.6 million to an entity owned by Steven Collicutt. HCLP owned approximately 2.6 million shares in CES, which represented approximately 24.1% of the ownership interests of CES.
      During the fourth quarter of 2004, we sold an asset held for sale related to our discontinued power generation business for approximately $7.5 million and realized a gain of approximately $0.7 million. This asset was sold to a subsidiary of The Wood Group. The Wood Group owns 49.5% of the Simco/ Harwat Consortium, a joint venture gas compression project in Venezuela in which we hold a 35.5% ownership interest.
      During the first quarter of 2004, we sold our 50.384% limited partnership interest and 0.001% general partnership interest in Hanover Measurement to EMS Pipeline Services, L.L.C. for $4.9 million. We accounted for our interest in Hanover Measurement under the equity method. As a result of the sale, we recorded a $0.3 million gain that is included in other revenue.
      During the fourth quarter of 2002, we reviewed our business lines and Hanover’s board of directors approved management’s recommendation to exit and sell our non-oilfield power generation and certain used equipment business lines. In 2003, we recorded an additional $14.1 million charge (net of tax) to write-down our investment in discontinued operations to their current estimated market value. Income from discontinued operations decreased $3.9 million, to net income of $6.3 million during the year ended

December 31, 2004, from income of $10.2 million during the year ended December 31, 2003. The decrease in income from discontinued operations was due to the dispositions that occurred in 2004 and 2003. During 2004, we recorded a $2.1 million gain (net of tax) related to the sale of Hanover Canada Corporation and CES.

Cumulative Effect of Accounting Change
      We recorded a cumulative effect of accounting change of $86.9 million, net of tax, related to the adoption of FIN 46 on July 1, 2003.
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
      In 2004 and 2003, we exercised our purchase options under our 1999, 2000A and part of our 2000B compression equipment operating leases. As of December 31, 2004, the remaining compression assets owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $564.7 million, including improvements made to these assets after the sale leaseback transactions.
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Summary
      For the year ended December 31, 2003, revenue increased to $1,075.1 million over 2002 revenue of $1,013.4 million. Included in 2003 revenue was $116.8 million of production and processing equipment fabrication revenue from Belleli, compared to $15.4 million for the same period a year earlier. We began including Belleli in our consolidated financial results in November 2002.
      Net loss for the year ended December 31, 2003, was $143.9 million, compared with a net loss of $105.4 million in 2002. As detailed in the chart below, included in the 2003 net loss was $207.6 million in pre-tax charges. The net loss in 2002 included $182.7 million in pre-tax charges for the write-down of our investment in discontinued operations, the write-down of a portion of our U.S. compression rental fleet, severance costs and bad debt reserves.
      In addition, 2003 net loss increased due to a decrease in gross margin percentages for both our U.S. and international rental fleet and our fabrication businesses and an increase in selling, general and administrative expense and depreciation expense which are discussed further below. Our 2003 net loss included a $39.2 million pre-tax loss from the inclusion of Belleli, including a $35.5 million goodwill impairment discussed further below.
      Included in the net loss for 2003 were the following pre-tax charges (in thousands):

Rental fleet asset impairment (in Depreciation and amortization)	$14,334
Cumulative effect of accounting change-FIN 46	133,707
Belleli goodwill impairment (in Goodwill impairment)	35,466
Write-off of deferred financing costs (in Depreciation and amortization)	2,461
Loss on sale/write-down of discontinued operations	21,617

Total	$207,585

      Included in the net loss for 2002 were the following pre-tax charges (in thousands):

Inventory reserves (in Parts and service and used equipment expense)	$6,800
Severance and other charges (in Selling, general and administrative expense)	6,160
Write-off of idle equipment and assets to be sold or abandoned (in Depreciation and amortization)	34,485
Goodwill impairments (in Goodwill impairment)	52,103
Non-consolidated affiliate write-downs/charges (in Other expense)	15,950
Write-down of discontinued operations	58,282
Note receivable reserves (in Other expense)	8,454
Write-off of abandoned purchase option (in Other expense)	500

Total	$182,734

Business Segment Results
U.S. Rentals
(in thousands)

	Years Ended December 31,
			Increase
	2003	2002	(Decrease)

Revenue	$324,186	$328,600	(1)%
Operating expense	127,425	122,172	4%

Gross profit	$196,761	$206,428	(5)%
Gross margin	61%	63%	(2)%
      For 2003, U.S. rental revenues and gross profit decreased from 2002 due to weaker demand, stronger competition, which resulted in lower fleet utilization in the first six months of the year relative to the same period a year earlier, and higher operating expenses, including higher repairs and maintenance and start up costs for a large gas plant in 2003. As a result of lower fleet utilization in the first half of the year, our average U.S. utilization for 2003 was approximately 3% lower than our average utilization for 2002. However, our U.S. rental horsepower utilization rate at December 31, 2003 was 76% compared to 72% at December 31, 2002. The increase in utilization was due to an increase in contracted units, which led to a 2% increase in utilization, the retirement of units to be sold or scrapped and the deployment of units into international operations.
International Rentals
(in thousands)

	Years Ended December 31,
			Increase
	2003	2002	(Decrease)

Revenue	$191,301	$175,337	9%
Operating expense	61,875	52,996	17%

Gross profit	$129,426	$122,341	6%
Gross margin	68%	70%	(2)%
      For 2003, international rental revenue and gross profit increased, compared to 2002, due to increased compression rental activity, primarily in Argentina and Mexico, and the addition in 2003 of two gas processing plants in Mexico and Brazil.
      Our 2003 revenue and gross margin were positively impacted by approximately $2.7 million in revenue that was not recognized until 2003 due to concerns about its ultimate receipt as a result of the strike by workers of the national oil company in Venezuela. Our 2002 international revenue and gross margin benefited from the inclusion of approximately $9.7 million in revenues from partial reimbursement of foreign currency losses from the renegotiations of contracts with our Argentine customers, discussed further below, but was negatively impacted by approximately $2.7 million in revenues from Venezuelan customers that was not recognized until 2003. These items increased our 2002 revenue by approximately $7.0 million and our gross margin by approximately 1%, net. Excluding these items from our 2002 revenues, our 2003 revenues and operating expenses increased by approximately 14% and 17%, respectively. Gross margin for 2003 decreased, when compared to 2002, due primarily to the inclusion of these revenue items in 2002 and an increase in start-up costs in 2003.
Parts, Service and Used Equipment
(in thousands)

	Years Ended
	December 31,
			Increase
	2003	2002	(Decrease)

Revenue	$164,935	$223,685	(26)%
Operating expense	123,255	179,843	(31)%

Gross profit	$41,680	$43,842	(5)%
Gross margin	25%	20%	5%
      For 2003, parts, service, and used equipment revenue was lower than 2002 results due primarily to lower used rental equipment and installation sales. Parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment and installation sales. Parts and service revenue was $125.5 million with a gross margin of 29% for 2003, compared to $143.9 million in revenue with a gross margin of 22% in 2002. Parts and service revenue declined by approximately $18.4 million due to weaker market conditions. Used rental equipment and installation sales revenue was $39.4 million with a gross margin of 14% compared to $79.8 million with a gross margin of 16% in 2002. The decrease in used rental equipment and installation sales was primarily due to a large gas plant sale transaction that occurred during 2002. The 2002 parts, service, and used equipment gross margin was negatively impacted by approximately 3% due to the $6.8 million inventory write-down and reserves recorded during 2002 for parts, which were either obsolete, excess or carried at a price above market value.
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
      Production and processing equipment revenue for 2003 increased over 2002 revenue because of the inclusion of a full year of revenue from Belleli. Included in 2003 were $116.8 million in revenue and $105.3 million in expense for Belleli, compared to $15.4 million in revenue and $13.7 million in expense in

2002. In November 2002, we increased our ownership percentage of Belleli to 51% and began including Belleli in our consolidated financial results. Gross margin for production and processing equipment fabrication declined, compared to the same period a year earlier, due primarily to increased competition for our high specification equipment lines, cost overruns on certain projects that we were not able to pass on to respective customers, project delays in anticipated orders, a slow-down in sales activity at Belleli early in the year caused by the war in Iraq, and increased foreign currency exposure due to the strengthening of the Euro and Canadian dollar relative to the U.S. dollar.

Other Revenue
      Equity in income of non-consolidated affiliates increased by $4.4 million to $23.0 million during the year ended December 31, 2003, from $18.6 million during the year ended December 31, 2002. This increase is primarily due to an improvement in results from our equity interest in Hanover Measurement and PIGAP II joint venture. During 2002, Hanover Measurement had recorded a goodwill impairment charge and PIGAP II results were negatively impacted by foreign exchange losses.

Expenses
      SG&A for both 2003 and 2002, as a percentage of revenue, was 15%. SG&A expense in 2003 was $159.9 million compared to $150.9 million in 2002. The increase over 2002 was primarily due to the inclusion of Belleli’s SG&A expense of $11.0 million, compared to $1.2 million in 2002.
      Depreciation and amortization expense for 2003 was $168.2 million, compared to $147.2 million in 2002. The increase in depreciation and amortization was primarily due to: (1) additions to the rental fleet, including maintenance capital, placed in service during the year; (2) the inclusion of $3.0 million of depreciation and amortization from the inclusion of Belleli for a full year; (3) $14.3 million of impairments recorded for idle rental fleet assets to be sold or scrapped; (4) approximately $8.5 million in additional depreciation expense associated with the compression equipment operating leases that were consolidated into our financial statements in the third quarter of 2003; and (5) $2.5 million in amortization to write-off deferred financing costs associated with the our old bank credit facility and compression equipment lease obligations that were refinanced in December 2003. Depreciation and amortization expense for 2002 included $34.5 million in impairment charges for the reduction in the carrying value of certain idle compression equipment that was retired and the acceleration of depreciation related to certain plants and facilities that were expected to be sold or abandoned. After a review of our idle rental fleet assets in 2002 and 2003, we determined that certain assets should be scrapped or sold rather than repaired. A number of these units were acquired in business acquisitions over the last several years and given our utilization level, we determined not to repair or rebuild them to bring them up to HCLP’s standards.
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
      Our combined interest and leasing expense decreased due to lower interest on our bank credit facility as a result of lower balances outstanding and by a decrease in additional interest paid on leases, explained below. These decreases were offset by the increase in the outstanding balance of our zero coupon note, the inclusion of approximately $1.5 million in interest expense from Belleli and higher effective rates as a result of the February 2003 amendment to our bank credit facility and compression equipment operating leases.
      In connection with the compression equipment leases entered into in August 2001, Hanover and HCLP were obligated to prepare registration statements and complete an exchange offer to enable the holders of the notes issued by the lessors to exchange their notes with notes registered under the Securities Act of 1933. Because of the restatement of Hanover’s and HCLP’s financial statements, the exchange offer was not completed pursuant to the time line required by the agreements related to the compression equipment lease obligations and we were required to pay additional lease expense in an amount equal to $105,600 per week until the exchange offering was completed. The additional lease expense began accruing on January 28, 2002 and increased our lease expense by $1.1 million and $5.1 million during 2003 and 2002, respectively. The registration statements became effective in February 2003. The exchange offer was completed and the requirement to pay the additional lease expense ended on March 13, 2003.
      Foreign currency translation expense for the year ended December 31, 2003 was $2.5 million, compared to a $16.7 million for the year ended December 31, 2002. In January 2002, Argentina devalued its peso against the U.S. dollar and imposed significant restrictions on fund transfers internally and outside the country. In addition, the Argentine government enacted regulations to temporarily prohibit enforcement of contracts with exchange rate-based purchase price adjustments. Instead, payment under such contracts could either be made at an exchange rate negotiated by the parties or, if no such agreement were reached, a preliminary payment could be made based on a one dollar to one peso equivalent pending a final agreement. The Argentine government also required the parties to such contracts to renegotiate the price terms within 180 business days of the devaluation. We have renegotiated all of our agreements in Argentina. As a result of these negotiations, we received approximately $11.2 million in reimbursements in 2002 and $0.7 million in 2003. During the years ended December 31, 2003 and 2002, we recorded an exchange gain of approximately $0.5 million and an exchange loss of approximately $9.9 million, respectively, for assets exposed to currency translation in Argentina. In addition, during the years ended December 31, 2003 and 2002, we recorded exchange losses of approximately $2.4 million and $5.8 million, respectively, for assets exposed to currency translation in Venezuela and recorded translation losses of approximately $0.6 million and $1.0 million, respectively, for all other countries.
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
      During 2003, we recorded a $35.5 million non-cash charge for goodwill impairment associated with Belleli. As a result of the war in Iraq, the strengthening of the Euro and generally unfavorable economic conditions, we believe that the estimated fair value of Belleli declined significantly during 2003. Upon gaining complete control of Belleli and assessing our long-term growth strategy, we determined that these general factors in combination with the specific economic factors impacting Belleli had significantly and adversely impacted the timing and amount of the future cash flows that we expected Belleli to generate. During 2003, we determined the present value of Belleli’s expected future cash flows was less than our carrying value of Belleli. This resulted in a full impairment charge for the $35.5 million in goodwill associated with Belleli.
      In the fourth quarter 2002, we recorded a $4.6 million goodwill impairment charge related to the write-down of the goodwill associated with our pump division. In addition, in the second quarter 2002, we recorded a $47.5 million goodwill impairment charge on the goodwill associated with our production and processing equipment fabrication business.

Income Taxes
      Our income tax benefit decreased $10.1 million, to a benefit of $1.3 million for the year ended December 31, 2003 from a benefit of $11.4 million during the year ended December 31, 2002. The average effective income tax rates for the year ended December 31, 2003 and December 31, 2002 were 2.4% and 14.0%, respectively. The decrease in rate was primarily due to the U.S. income tax impact of foreign operations, the relative weight of foreign income to U.S. income and the non-deductible Belleli goodwill impairment.

Discontinued Operations
      During the fourth quarter of 2002, we reviewed our business lines and Hanover’s board of directors approved management’s recommendation to exit and sell our non-oilfield power generation and certain used equipment business lines. Income from discontinued operations increased $5.7 million, to net income of $10.2 million during the year ended December 31, 2003, from net income of $4.5 million during the year ended December 31, 2002. In 2003, we recorded an additional $14.1 million charge (net of tax) to write-down our investment in discontinued operations to their current estimated market value. During 2002, we recorded a $40.4 million charge (net of tax) related to write-downs of our investment in discontinued operations.

Cumulative Effect of Accounting Change for FIN 46
      We recorded a cumulative effect of accounting change of $86.9 million, net of tax, related to the partial adoption of FIN 46 on July 1, 2003.
Leasing Transactions and Accounting Change for FIN 46
      As of December 2004, we are the lessee in three transactions involving the sale of compression equipment by us to special purpose entities, which in turn lease the equipment back to us. At the time we entered into the leases, these transactions had a number of advantages over other sources of capital then available to us. The sale leaseback transactions (1) enabled us to affordably extend the duration of our financing arrangements and (2) reduced our cost of capital.
      In August 2001 and in connection with the acquisition of Production Operators Corporation (“POC”), we completed two sale leaseback transactions involving certain compression equipment. Under one sale leaseback transaction, we received $309.3 million in proceeds from the sale of certain compression equipment. Under the second sale leaseback transaction, we received $257.8 million in proceeds from the sale of additional compression equipment. Under the first transaction, the equipment was sold and leased back by us for a seven-year period and will continue to be deployed by us in the normal course of our business. The agreement calls for semi-annual rental payments of approximately $12.8 million in addition to quarterly rental payments of approximately $0.2 million. Under the second transaction, the equipment was sold and leased back by us for a ten-year period and will continue to be deployed by us in the normal course of our business. The agreement calls for semi-annual rental payments of approximately $10.9 million in addition to quarterly rental payments of approximately $0.2 million. We have options to repurchase the equipment under certain conditions as defined by the lease agreements. We incurred transaction costs of approximately $18.6 million related to these transactions. These costs are included in intangible and other assets and are being amortized over the respective lease terms.
      In October 2000, we completed a $172.6 million sale leaseback transaction of compression equipment. In March 2000, we entered into a separate $200 million sale leaseback transaction of compression equipment. Under the March transaction, we received proceeds of $100 million from the sale of compression equipment at the first closing in March 2000, and in August 2000, we completed the second half of the equipment lease and received an additional $100 million for the sale of additional compression equipment. Under our 2000 lease agreements, the equipment was sold and leased back by us for a five-year term and will be used by us in our business. We have options to repurchase the equipment under the 2000 lease, subject to certain conditions set forth in these lease agreements. The 2000 lease agreements call for variable quarterly payments that fluctuate with the London Interbank Offering Rate and have covenant restrictions similar to our bank credit facility. We incurred an aggregate of approximately $7.1 million in transaction costs for the leases entered into in 2000, which are included in intangible and other assets on the balance sheet and are being amortized over the respective lease terms of the respective transactions.

      During 2004, we used cash flow from operations and proceeds from asset dispositions to exercise our purchase option and to reduce our outstanding debt and minority interest obligations by $115.0 million under our 2000B compressor equipment lease. In June 2004 we issued notes under our shelf registration statement and exercised our purchase options under the March and August 2000 compression equipment operating leases. As of December 31, 2004, the remaining compression assets owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $564.7 million, including improvements made to these assets after the sale leaseback transactions.
      The following table summarizes, as of December 31, 2004, the residual guarantee, lease termination date and minority interest obligations for our equipment leases (in thousands):

	Residual		Minority
	Value	Lease	Interest
	Guarantee	Termination Date	Obligation
Lease
October 2000	$47,482	October 2005	$1,728
August 2001	232,000	September 2008	9,300
August 2001	175,000	September 2011	7,750

	$454,482		$18,778

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
      In January 2003, the FASB issued FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved by means other than through voting rights and the determination of when and which business enterprise should consolidate a variable interest entity (“VIE”) in its financial statements. FIN 46 applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As revised, FIN 46 was effective immediately for VIE’s created after January 31, 2003. For special-purposes entities created prior to February 1, 2003, FIN 46 was effective at the first interim or annual reporting period ending after December 15, 2003, or December 31, 2003 for us. For entities, other than special purpose entities, created prior to February 1, 2003, FIN 46 was effective for us as of March 31, 2004. In addition, FIN 46 allowed companies to elect to adopt early the provisions of FIN 46 for some, but not all, of the variable interest entities they own.
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
      The minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2004, the yield rates on the outstanding equity certificates ranged from 5.7% to 10.6%. Equity certificate holders may receive a return of capital payment upon lease termination or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2004, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
Liquidity and Capital Resources
      Our unrestricted cash balance amounted to $38.1 million at December 31, 2004 compared to $56.6 million at December 31, 2003. Working capital increased to $312.3 million at December 31, 2004 from $289.0 million at December 31, 2003. The increase in working capital was primarily the result of an increase in accounts receivable and inventory due to an improvement in market conditions that has led to increased sales in our businesses.
      Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flow, are summarized in the table below (dollars in thousands):

For the Year Ended December 31:	2004	2003

Net cash provided by (used in) continuing operations:
Operating activities	$141,812	$171,825
Investing activities	(61,818)	(70,866)
Financing activities	(180,440)	(87,680)
Effect of exchange rate changes on cash and cash equivalents	841	800
Net cash provided by discontinued operations	81,062	23,529

Net change in cash and cash equivalents	$(18,543)	$37,608

      The decrease in cash provided by operating activities for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily due to an increase in accounts receivable and inventory due to an improvement in market conditions that has led to increased sales in our businesses. The decrease was also due to a decrease in dividends and distributions from our non-consolidated affiliates. During the year ended December 31, 2004 and 2003, we received dividends of $9.8 million and $18.5 million, respectively, from our non-consolidated affiliates.
      The decrease in cash used in investing activities during the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily attributable to a decrease in capital expenditures and a decrease in cash used for business acquisitions, net of $4.7 million in proceeds received from the sale of our interest in Hanover Measurement. In addition, in October 2003, our non-consolidated affiliate, PIGAP II, closed on the project’s financing and returned approximately $61.5 million of our investment in the joint venture.
      The increase in cash used in financing activities during the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily due to the net reduction of debt during 2004, including the repayment of approximately $115.0 million towards our 2000B compression equipment lease obligations.
      The increase in cash provided by discontinued operations during the year ended December 31, 2004 was principally related to proceeds from the sales of Hanover Canada Corporation and CES for $56.9 million and $2.6 million, respectively. In 2003, Wellhead Power Gates, LLC and Wellhead Power Panoche, LLC were sold for proceeds of approximately $27.2 million.
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

We currently plan to spend approximately $125 million to $150 million on capital expenditures during 2005 including (1) rental equipment fleet additions and (2) approximately $40 million to $50 million on equipment maintenance capital. During February 2005, we repaid our 2000B compressor equipment lease obligations using our bank credit facility and therefore have classified our 2000B equipment lease notes as long-term debt.
      Historically, we have funded our capital requirements with a combination of internally generated cash flow, borrowings under a bank credit facility, sale leaseback transactions and issuing long-term debt.
      The following summarizes our cash contractual obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2005	2006-2007	2008-2009	Thereafter
Cash Contractual Obligations:
	(In thousands)
Due to General Partner
4.75% convertible senior notes due 2014	$143,750	$—	$—	$—	$143,750
8.625% senior notes due 2010	200,000	—	—	—	200,000
9.0% senior notes due 2014	200,000	—	—	—	200,000
11% zero coupon subordinated notes due 2007(2)	262,622	—	262,622	—	—
Long term Debt(1)
Bank credit facility due 2006	7,000	—	7,000	—	—
Other long-term debt	3,178	1,430	1,526	94	128
2000B equipment lease notes, due 2005(3)	55,861	55,861	—	—	—
2001A equipment lease notes, due 2008	300,000	—	—	300,000	—
2001B equipment lease notes, due 2011	250,000	—	—	—	250,000

Total long-term debt	1,422,411	57,291	271,148	300,094	793,878
Interest on long-term debt(4)	578,011	92,769	181,220	148,469	155,553
Minority interest obligations(1)(5)	18,778	1,728	—	9,300	7,750
Purchase commitments	137,464	134,899	2,502	60	3
Facilities and other equipment operating leases	9,371	2,955	3,883	1,671	862

Total contractual cash obligations	$2,166,035	$289,642	$458,753	$459,594	$958,046

(1)	For more information on our long-term debt and minority interest obligations, see Notes 11, 12 and 13 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

(2)	Balance payable at December 31, 2004, including 11% discount per annum, was $206.5 million.

(3)	During February 2005, we repaid the 2000B compressor equipment lease using borrowings from our bank credit facility.

(4)	Interest amounts calculated using interest rates in effect as of December 31, 2004, including the effect of interest rate swaps. The interest amounts do not include original issue discount that accretes under our 11% zero coupon subordinated notes due 2007.

(5)	Represents third party equity interest of lease equipment trusts that was required to be consolidated into our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Leasing Transactions and Accounting Change for FIN 46” in Item 7 of this Form 10-K.
      As part of our business, we are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on our consolidated balance sheet or reflected in the table above. The possibility of our having to honor our contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. We would record a reserve for these guarantees if events occurred that required that one be established. See Note 19 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
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
      In December 2003, Hanover issued under its shelf registration statement $200.0 million aggregate principal amount of its 8.625% Senior Notes due 2010, which is fully and unconditionally guaranteed on a senior subordinated basis by HCLP. The proceeds from this offering were used to repay the outstanding indebtedness and minority interest obligations of $194.0 million and $6.0 million, respectively, under our 1999A equipment lease that was to expire in June 2004.
      Also in December 2003, Hanover issued under its shelf registration statement $143.8 million aggregate principal amount of our 4.75% Convertible Senior Notes due 2014. Hanover may redeem these convertible notes beginning in 2011 under certain circumstances. The convertible notes are convertible into shares of Hanover common stock at an initial conversion rate of 66.6667 shares of Hanover common stock per $1,000 principal amount of the convertible notes (subject to adjustment in certain events) at any time prior to the stated maturity of the convertible notes or the redemption or repurchase of the convertible notes by Hanover. The proceeds from this offering were used to repay a portion of the outstanding indebtedness under our bank credit facility.
      In June 2004, Hanover issued under its shelf registration statement $200.0 million aggregate principal amount of its 9.0% Senior Notes due 2014, which is fully and unconditionally guaranteed on a senior subordinated basis by HCLP. The net proceeds from this offering and available cash were used to repay the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease that was to expire in March 2005.
      We have executed notes to our general partner who in turn has executed notes to Hanover which call for payments at the same time and amounts equal to Hanover’s obligations, excluding conversion features, to the purchasers of Hanover’s 8.625% Senior Notes due 2010, 9% Senior Notes due 2014, 11% Zero Coupon Subordinated Notes due 2007 and its 4.75% Convertible Senior Notes due 2014. See Note 12 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
      Bank Credit Facility. Effective December 15, 2003, we entered into a $350 million bank credit facility with a maturity date of December 29, 2006 and made conforming amendments related to the compression equipment lease obligations that we entered into in 2000. Our prior $350 million bank credit facility that was scheduled to mature in November 2004 was terminated upon closing of the new facility. The new bank credit facility modified certain covenants that were contained in the prior facility and eliminated certain covenants entirely. The bank credit facility prohibits Hanover (without the lenders’ prior approval) from declaring or paying any dividend (other than dividends payable solely in Hanover common stock or in options, warrants or rights to purchase such common stock), or making similar payments with respect to its capital stock. The bank credit facility clarifies and provides certain thresholds with respect to our ability to make investments in our international subsidiaries. In addition, under the agreement we granted the lenders a security interest in the inventory, equipment and certain other property and our U.S. subsidiaries (with certain exceptions), and pledged 66% of the equity interest in certain of our international subsidiaries. Additionally, our bank credit facility requires that the minimum tangible net worth of HCLP not be less than $702 million. This may limit distributions by HCLP to Hanover in future periods. We believe that this bank credit facility will provide flexibility in accessing the capacity under the facility to support our short-term liquidity needs.
      Our bank credit facility provides for a $350 million revolving credit facility in which advances bear interest at (a) the greater of the administrative agent’s prime rate, the federal funds effective rate, or the base CD rate, or (b) a eurodollar rate, plus, in each case, a specified margin (5.2% weighted average interest rate at December 31, 2004). A commitment fee equal to 0.625% times the average daily amount of the available commitment under the bank credit facility is payable quarterly to the lenders participating in the bank credit facility. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets.

      As of December 31, 2004, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and indentures and agreements relating to our other long-term debt. While there is no assurance, we believe based on our current projections for 2005 that we will be in compliance with the financial covenants in these agreements. A default under our bank credit facility or a default under certain of the various indentures and agreements would trigger in some situations cross-default provisions under our bank credit facilities or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations.
      We expect that our bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for the short term. As of December 31, 2004, we had approximately $7.0 million in borrowings (5.2% weighted average effective rate at December 31, 2004) and approximately $99.3 million in letters of credit outstanding under our bank credit facility. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations described above, up to a $350 million credit limit (with letters of credit treated as indebtedness), plus, in addition to certain other indebtedness, an additional (1) $40 million in unsecured indebtedness, (2) $50 million of nonrecourse indebtedness of unqualified subsidiaries, and (3) $25 million of secured purchase money indebtedness. Giving effect to the covenant limitations in our bank credit facility, additional borrowings of up to $123.0 million were available under that facility as of December 31, 2004. In February 2005, we repaid our 2000B compressor equipment lease using borrowings from our bank credit facility. Because our total debt did not increase as a result of such repayment and our trailing four quarter interest coverage ratio is currently limiting our availability, we believe that this did not have a material impact on the available borrowings under our bank credit facility.
      In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, Hanover’s 8.625% Senior Notes due 2010 and Hanover’s 9.0% Senior Notes due 2014 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, Hanover’s ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements), or Hanover’s “coverage ratio,” is greater than 2.25 to 1.0 and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements related to our 2001A and 2001B compression equipment lease obligations, Hanover’s 8.625% Senior Notes due 2010 and Hanover’s 9.0% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of December 31, 2004, Hanover’s coverage ratio was less than 2.25 to 1.0 and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $58.5 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing indebtedness.

      Credit Ratings. As of March 9, 2005, Hanover’s credit ratings as assigned by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) were:

Standard
	Moody’s	& Poor’s

Outlook	Stable	Stable
Senior implied rating	B1	BB-
Liquidity Rating	SGL-3	—
Bank credit facility due December 2006	Ba3	—
2001A equipment lease notes, interest at 8.5%, due September 2008	B2	B+
2001B equipment lease notes, interest at 8.8%, due September 2011	B2	B+
4.75% convertible senior notes due 2008	B3	B
4.75% convertible senior notes due 2014	B3	B
8.625% senior notes due 2010	B3	B
9.0% senior notes due 2014	B3	B
Zero coupon subordinated notes, interest at 11%, due March 31, 2007	Caa1	B-
7.25% convertible subordinated notes due 2029*	Caa1	B-

*	Rating is on the Mandatorily Redeemable Convertible Preferred Securities issued by Hanover Compressor Capital Trust, a trust sponsored by Hanover.
      Hanover and HCLP do not have any credit rating downgrade provisions in debt agreements or the agreements related to compression equipment lease obligations that would accelerate their maturity dates. However, a downgrade in Hanover’s credit rating could materially and adversely affect Hanover and HCLP’s ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities. Should this occur, we might seek alternative sources of funding. In addition, our significant leverage puts us at greater risk of default under one or more of our existing debt agreements if we experience an adverse change to our financial condition or results of operations. Our ability to reduce our leverage depends upon market and economic conditions, as well as our ability to execute liquidity-enhancing transactions such as sales of non-core assets or Hanover’s equity securities.
      International Operations. We have significant operations that expose us to currency risk in Argentina and Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in, or based on, U.S. dollars rather than Argentine pesos and Venezuelan bolivars, thus reducing our exposure to fluctuations in the value of these currencies relative to the U.S. dollar. For the year ended December 31, 2004, our Argentine operations represented approximately 6% of our revenue and 9% of our gross profit. For the year ended December 31, 2004, our Venezuelan operations represented approximately 12% of our revenue and 21% of our gross profit. At December 31, 2004, we had approximately $17.3 million and $22.4 million in accounts receivable related to our Argentine and Venezuelan operations.
      The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Year Ended
	December 31,

	2004	2003

Italy	$4,170	$221
Argentina	(624)	494
Venezuela	1,165	(2,443)
All other countries	511	(820)

Exchange gain (loss)	$5,222	$(2,548)

      At December 31, 2004 we had intercompany advances outstanding to our subsidiary in Italy of approximately $55.0 million. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations by our subsidiary will depend on the outstanding balance in future periods. The remeasurement of these advances in 2004 resulted in a translation gain of approximately $3.7 million.

      In December 2002, opponents of Venezuelan President Hugo Chávez initiated a country-wide strike by workers of the national oil company in Venezuela. This strike, a two-month walkout, had a significant negative impact on Venezuela’s economy and temporarily shut down a substantial portion of Venezuela’s oil industry. As a result of the strike, Venezuela’s oil production dropped. In addition, exchange controls have been put in place that put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. In May 2003, after six months of negotiation, the Organization of the American States brokered an agreement between the Venezuelan government and its opponents. Although the accord does offer the prospect of stabilizing Venezuela’s economy, if another national strike is staged, exchange controls remain in place, or economic and political conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income. For example, as a result of the disruption in our operations in Venezuela, during the fourth quarter of 2002, our international rental revenues decreased by approximately $2.7 million due to concerns about the ultimate receipt of those revenues. Although we were able to realize those revenues in 2003, no assurances can be given that this will be the result if a similar situation occurred in the future. In addition, in February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004 and March 2005, the Venezuelan government devalued the currency to 1,920 bolivars and 2,148 bolivars, respectively, for each U.S. dollar. The impact of the devaluation on our results will depend upon the amount of our assets (primarily working capital) exposed to currency fluctuation in Venezuela in future periods.
      The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.
      We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of Shell and Global. We have substantially completed the building of the required barge-mounted facilities. Under the terms of a series of contracts between Global and us, Shell, and several other counterparties, respectively, Global is responsible for the development of the overall project. In light of the political environment in Nigeria, Global’s capitalization level and lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under these contracts.
      This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks as well as other risks associated with a major construction project could materially delay the anticipated commencement of operations of the Cawthorne Channel Project or impact any of our operations in Nigeria. Any such delays could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell were to terminate its contract with Global for any reason or we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. At December 31, 2004, we had an investment of approximately $60.3 million in projects in Nigeria, a substantial majority of which related to the Cawthorne Channel Project. We currently anticipate investing an additional $10 million in the Cawthorne Channel Project during 2005. In addition, we have approximately $4.2 million associated with advances to, and our investment in, Global.
      In July 2004, PIGAP II received a notice of default from the Venezuelan state oil company, PDVSA, alleging that PIGAP II was not in compliance under a services agreement as a result of certain operational issues. PIGAP II is a joint venture, currently owned 70% by a subsidiary of Williams and 30% by HCLP, that operates a natural gas compression facility in Venezuela. While PIGAP II advised us that it did not believe a basis existed for such notice of default, the giving of the notice of default by PDVSA could be deemed an event of default under PIGAP II’s outstanding project loans totaling approximately $207.7 million. PIGAP II sought a waiver of this potential default from its lenders, and the lenders under the PIGAP II project loan agreement have waived any potential default under the loan documents. Additionally, in January 2005, PDVSA advised PIGAP II that there were no events of default under the services agreement in existence at that time. HCLP’s net book investment in PIGAP II at December 31, 2004 was approximately $33.5 million and HCLP’s pretax income with respect to PIGAP II for the year ended December 31, 2004 was approximately $12.2 million.
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
      In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our note to our general partner that has the same general terms as Hanover’s 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of December 31, 2004 (dollars in thousands):

				Fair Value of
		Fixed Rate to be		Swap at
Floating Rate to be Paid	Maturity Date	Received	Notional Amount	December 31, 2004

Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(3,254)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(2,742)
      As of December 31, 2004, a total of approximately $0.7 million in other current assets, $6.7 million in long-term liabilities and a $6.0 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, that is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of December 31, 2004 we estimated that the effective rate for the six-month period ending in June 2005 would be approximately 7.97%.
      During 2001, we entered into three interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

				Fair Value of
				Swap at
Lease	Maturity Date	Fixed Rate to be Paid	Notional Amount	December 31, 2004

March 2000	March 11, 2005	5.2550%	$100,000	$(527)
August 2000	March 11, 2005	5.2725%	$100,000	$(534)
October 2000	October 26, 2005	5.3975%	$100,000	$—
      These three swaps, which we designated as cash flow hedging instruments, met the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income. During the years ended December 31, 2004, 2003 and 2002, we recorded other comprehensive income of approximately $9.2 million, $7.9 million and a loss of $13.6 million, respectively, related to these three swaps ($9.2 million, $5.1 million and $8.9 million, respectively, net of tax).

      On June 1, 2004, we repaid the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease. As a result, the two interest rate swaps maturing on March 11, 2005, each having a notional amount of $100 million, associated with the 2000A equipment lease no longer meet specific hedge criteria and the unrealized loss related to the mark-to-market adjustment prior to June 1, 2004 of $5.3 million will be amortized into interest expense over the remaining life of the swap. In addition, beginning June 1, 2004, changes in the mark-to-market adjustment are recognized as interest expense in the statement of operations. As of December 31, 2004, a total of approximately $1.1 million was recorded in current liabilities with respect to the fair value adjustment related to these swaps.
      During 2004, we repaid approximately $115.0 million of debt and minority interest obligations related to our October 2000 compressor equipment lease. Because we are no longer able to forecast the remaining variable payments under this lease, the interest rate swap could no longer be designated as a hedge. Because of these factors, in the fourth quarter 2004 we reclassed the $2.8 million fair value that had been recorded in other comprehensive income into interest expense. During December 2004, we terminated this interest rate swap and made a payment of approximately $2.6 million to the counterparty.
      The counterparties to our interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such financial institutions’ non-performance, if it occurred, could have a material adverse effect on us.
      During 2003, we entered into forward exchange contracts with a notional value of $10.0 million to mitigate the risk of changes in exchange rates between Euro and the U.S. dollar. These contracts matured during 2004. As of December 31, 2003, a total of approximately $0.6 million was recorded in other current assets and other comprehensive income with respect to the fair value adjustment related to these three contracts.
Off-Balance Sheet Arrangements
      Hanover agreed to guarantee obligations of indebtedness of the Simco/ Harwat Consortium and of El Furrial, each of which are joint ventures that we acquired interests in pursuant to our acquisition of POC. Each of these joint ventures is a non-consolidated affiliate of HCLP and Hanover’s guarantee obligations are not recorded on our accompanying balance sheet. Hanover’s guarantee obligation is a percentage of the total debt of the non-consolidated affiliate equal to our ownership percentage in such affiliate. Hanover has issued the following guarantees of the indebtedness of our non-consolidated affiliates (in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	December 31, 2004

Simco/Harwat Consortium	2005	$12,257
El Furrial	2013	$36,018
      Hanover’s obligation to perform under the guarantees arises only in the event that our non-consolidated affiliate defaults under the agreements governing the indebtedness. We currently have no reason to believe that either of these non-consolidated affiliates will default on their indebtedness. If these guarantees by Hanover are ever called, we may have to advance funds to Hanover to cover its obligation under these guarantees. For more information on these off-balance sheet arrangements, see Notes 8 and 19 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Factors That May Affect Our Financial Condition and Future Results

We have a substantial amount of debt, including our compression equipment lease obligations, that could limit our ability to fund future growth and operations and increase our exposure during adverse economic conditions.
      As of December 31, 2004, we had approximately $1,365.4 million of debt, including approximately $7.0 million in borrowings and excluding letters of credit of approximately $99.3 million under our bank credit facility. Giving effect to the covenant limitations in our bank credit facility, additional borrowings of up to $123.0 million were available under that facility as of December 31, 2004.
      Our substantial debt could have important consequences. For example, these commitments could:

•	make it more difficult for us to satisfy our contractual obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	increase our vulnerability to interest rate fluctuations because the interest payments on a portion of our debt are at, and a portion of our compression equipment leasing expense is based upon, variable interest rates;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a disadvantage compared to our competitors that have less debt or fewer operating lease commitments; and

•	limit our ability to borrow additional funds.

We will need to generate a significant amount of cash to service our debt, to fund working capital and to pay our debts as they come due.
      Our ability to make scheduled payments on our compression equipment lease obligations and our other debt, or to refinance our debt and other obligations, will depend on our ability to generate cash in the future. Our ability to generate cash in the future is subject to, among other factors, our operational performance, as well as general economic, financial, competitive, legislative and regulatory conditions.
      For the year ended December 31, 2004, we incurred interest expense of $131.2 million related to our debt, including our compression equipment lease obligations.
      Our ability to refinance our debt and other financial obligations at a reasonable cost will be affected by the factors discussed herein and by the general market at the time we refinance. The factors discussed herein could adversely affect our ability to refinance this debt and other financial obligations at a reasonable cost.
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
      Our bank credit facility and other debt obligations, including the indentures related to Hanover and HCLP’s notes and the agreements related to our compression equipment lease obligations, contain, among other things, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. These covenants include provisions that, among other things, restrict our ability to:

•	incur additional debt or issue guarantees;

•	create liens on our assets;

•	engage in mergers, consolidations and dispositions of assets;

•	enter into additional operating leases;

•	enter into derivative transactions;

•	make certain investments or restricted payments;

•	make distributions to Hanover by HCLP other than under certain conditions;

•	make investments, loans or advancements to certain of our subsidiaries;

•	prepay or modify our debt facilities;

•	enter into transactions with affiliates; or

•	enter into sale leaseback transactions.
      In addition, under our bank credit facility we have granted the lenders a security interest in our inventory, equipment and certain of our other property and the property of our U.S. subsidiaries and pledged 66% of the equity interest in certain of our international subsidiaries.
      Our bank credit facility also prohibits us (without the lenders’ prior approval) from declaring or paying any dividend or making similar payments with respect to our partners.
      Our bank credit facility and other financial obligations and the agreements related to our compression equipment lease obligations require Hanover and HCLP to maintain financial ratios and tests, which may require that we take action to reduce our debt or act in a manner contrary to our business objectives. Adverse conditions in the oil and gas business or in the United States or global economy or other events related to our business may affect our ability to meet those financial ratios and tests. A breach of any of these covenants or failure to maintain such financial ratios would result in an event of default under our bank credit facility, the agreements related to our compression equipment lease obligations and the agreements relating to our other financial obligations. A material adverse change in our business may also limit our ability to effect borrowings under our bank credit facility. If such an event of default occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.

We have significant leverage relative to our total capitalization, which could result in a further downgrade in our credit rating or other adverse consequences if we do not reduce our leverage.
      As of March 9, 2005, Hanover’s credit ratings as assigned by Moody’s and Standard & Poor’s were:

Standard &
	Moody’s	Poor’s

Outlook	Stable	Stable
Senior implied rating	B1	BB-
Liquidity rating	SGL-3	—
Bank credit facility due December 2006	Ba3	—
2001A equipment lease notes, interest at 8.5%, due September 2008	B2	B+
2001B equipment lease notes, interest at 8.8%, due September 2011	B2	B+
4.75% convertible senior notes due 2008	B3	B
4.75% convertible senior notes due 2014	B3	B
8.625% senior notes due 2010	B3	B
9.0% senior notes due 2014	B3	B
Zero coupon subordinated notes, interest at 11%, due March 31, 2007	Caa1	B-
7.25% convertible subordinated notes due 2029*	Caa1	B-

*	Rating is on the Mandatorily Redeemable Convertible Preferred Securities issued by Hanover Compressor Capital Trust, a trust sponsored by Hanover.
      Hanover and HCLP do not have any credit rating downgrade provisions in our debt agreements or the agreements related to our compression equipment lease obligations that would accelerate their maturity dates. However, a downgrade in Hanover’s credit rating could materially and adversely affect Hanover and HCLP’s ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities. Should this occur, we might seek alternative sources of funding. In addition, our significant leverage puts us at greater risk of default under one or more of our existing debt agreements if we experience an adverse change to our financial condition or results of operations. Our ability to reduce our leverage depends upon market and economic conditions, as well as our ability to execute liquidity-enhancing transactions such as sales of non-core assets or Hanover’s equity securities.

We are still in the process of improving our infrastructure capabilities, including our internal controls and procedures, which were strained by our rapid growth, to reduce the risk of future accounting and financial reporting problems.
      We experienced rapid growth from 1998 through 2001, primarily as a result of acquisitions, particularly during 2000 and 2001, during which period Hanover and HCLP’s total assets increased from approximately $753 million as of December 31, 1999 to approximately $2.3 billion as of December 31, 2001. Our growth exceeded our infrastructure capabilities and strained our internal control environment. During 2002, Hanover announced a series of restatements of transactions that occurred in 1999, 2000 and 2001. These restatements of Hanover’s consolidated financial statements ultimately reduced its initially reported pre-tax income by $3.1 million, or 4.9%, for the year ended December 31, 1999, by $14.5 million, or 15.5%, for the year ended December 31, 2000, and by $0.4 million, or 0.3%, for the year ended December 31, 2001, although certain restatements resulted in a larger percentage adjustment on a quarterly basis. In November 2002, the SEC issued a Formal Order of Private Investigation relating to the transactions underlying and other matters relating to the restatements. In addition, during 2002, Hanover and certain of its officers and directors were named as defendants in a consolidated action in federal court that included a putative securities class action, a putative class action arising under the Employee Retirement Income Security Act and shareholder derivative actions. The litigation related principally to the matters involved in the transactions underlying the restatements of Hanover’s consolidated financial statements. As discussed above, both the SEC investigation and the litigation have now been settled.
      During 2002, a number of company executives involved directly and indirectly with the transactions underlying the restatements resigned, including our former Chief Executive Officer, Chief Financial Officer and Vice Chairman of Hanover’s board of directors, Chief Operating Officer and the head of our international operations. During and after 2002, we hired and appointed a new Chief Executive Officer and Chief Financial Officer, hired and appointed our first General Counsel, and hired a new Controller and managers of Human Resources, Internal Audit, Financial Reporting and Policy Administration. During 2002, Hanover added three independent directors to its board of directors and elected an independent Chairman of the Board from among the three new directors. In addition, on February 4, 2004 Hanover added two new independent directors to its board of directors.
      Under the direction of our new management, we have continued to review our internal controls and procedures for financial reporting and have substantially enhanced our controls and procedures. We have substantially completed implementation of an enterprise resource planning system to better integrate our accounting functions, particularly to better integrate acquired companies. We have made personnel changes and hired additional qualified staff in the legal, accounting, finance and human resource areas. During 2002 and 2003, we hired a third party to perform internal audit functions for us and in 2004 hired internal personnel to help perform this function with the third party internal auditor. Our new management has also adopted policies and procedures, including disseminating a new code of ethics applicable to all employees, to better assure compliance with applicable laws, regulations and ethical standards.
      Even after making our improvements to our internal controls and procedures, HCLP’s internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system are met. In addition, we have identified certain areas that we will continue to monitor and focus on for improvement, including the revision and improvement in tax accounting, planning and analysis; approval of expenditures; controls over the estimation of loss claims; policies and procedures related to purchasing, inventory and project management; and spreadsheet controls. Future accounting and financial reporting problems could result in, among other things, new securities litigation claims being brought against us, future investigations of us by the SEC and possible fines and penalties, including those resulting from a violation of the cease and desist order we entered into with the SEC in December 2003, and a loss of investor confidence which could adversely affect the trading prices of Hanover’s debt and equity securities and adversely affect our ability to access sources of necessary capital.

Unforeseen difficulties with the implementation or operation of our enterprise resource planning system could adversely affect our internal controls and our business.
      We contracted with Oracle Corporation to assist us with the design and implementation of an enterprise resource planning system that supports our human resources, accounting, estimating, financial, fleet and job management and customer systems. We have substantially completed implementation of this system. The efficient execution of our business is dependent upon the proper functioning of our internal systems. Any significant failure or malfunction of our enterprise resource planning system may result in disruptions of our operations. Our results of operations could be adversely affected if we encounter unforeseen problems with respect to the implementation or operation of this system.

We require a substantial amount of capital to expand our compressor rental fleet and our complementary businesses.
      We invested $90.5 million in property plant and equipment during the year ended December 31, 2004, primarily for maintenance capital and international rental projects. During 2005, we plan to spend approximately $125 to $150 million on continued expansion and maintenance of our rental fleet and other businesses, including $40 to $50 million on equipment maintenance capital. The amount of these expenditures may vary depending on conditions in the natural gas industry and the timing and extent of any significant acquisitions we may make.
      Historically, we have funded our capital expenditures through internally generated funds, sale and leaseback transactions, debt and capital contributions and advances from Hanover. While we believe that cash flow from our operations and borrowings under our existing $350 million bank credit facility will provide us with sufficient cash to fund our planned 2005 capital expenditures, we cannot assure you that these sources will be sufficient. As of December 31, 2004, we had $7.0 million in outstanding borrowings under our bank credit facility and $99.3 million in letters of credit outstanding under our bank credit facility. Giving effect to the covenant limitations in our bank credit facility, the liquidity available under that facility at December 31, 2004 was approximately $123.0 million. Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

Our ability to substitute compression equipment under our compression equipment leases is limited and there are risks associated with reaching that limit prior to the expiration of the lease term.
      As of December 31, 2004, we were the lessee in three transactions involving the sale of compression equipment by us to special purpose entities, which in turn lease the equipment back to us. We are entitled under the compression equipment operating lease agreements to substitute equipment that we own for equipment owned by the special purpose entities, provided that the value of the equipment that we are substituting is equal to or greater than the value of the equipment that is being substituted. We generally substitute equipment when one of our lease customers exercises a contractual right or otherwise desires to buy the leased equipment or when fleet equipment owned by the special purpose entities becomes obsolete or is selected by us for transfer to international projects. Each lease agreement limits the aggregate amount of replacement equipment that may be substituted to, among other restrictions, a percentage of the termination value under each lease. The termination value is equal to (1) the aggregate amount of outstanding principal of the corresponding notes issued by the special purpose entity, plus accrued and unpaid interest and (2) the aggregate amount of equity investor contributions to the special purpose entity, plus all accrued amounts due on account of the investor yield and any other amounts owed to such investors in the special purpose entity or to the holders of the notes issued by the special purpose entity or their agents. In the following table, termination value does not include amounts in excess of the aggregate outstanding principal amount of notes and the aggregate outstanding amount of the equity investor contributions, as such amounts are periodically paid as supplemental rent as required by our compression equipment operating leases. The aggregate amount of replacement equipment substituted (in dollars and percentage of termination value), the termination value and the substitution percentage limitation relating to each of our compression equipment operating leases as of December 31, 2004 are as follows:

				Substitution
				Limitation as
	Value of	Percentage of	Original	Percentage of
	Substituted	Termination	Termination	Termination	Lease Termination
Lease	Equipment	Value(1)	Value(1)	Value	Date

	(dollars in millions)
October 2000(2)	$24.6	14.3%	$172.6	25%	October 2005
August 2001	33.8	10.9%	309.3	25%	September 2008
August 2001	32.7	12.7%	257.7	25%	September 2011

Total	$91.1		$739.6

(1)	Termination value assumes all accrued rents paid before termination.

(2)	During February 2005, we repaid the October 2000 compressor equipment lease using borrowings from our bank credit facility.
      In the event we reach the substitution limitation prior to a lease termination date, we will not be able to effect any additional substitutions with respect to such lease. This inability to substitute could have a material adverse effect on our business, consolidated financial position, results of operations and cash flows.

A prolonged, substantial reduction in oil or gas prices, or prolonged instability in U.S. or global energy markets, could adversely affect our business.
      Our operations depend upon the levels of activity in natural gas development, production, processing and transportation. In recent years, oil and gas prices and the level of drilling and exploration activity have been extremely volatile. For example, oil and gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and gas prices or significant instability in energy markets. As a result, the demand for our gas compression and oil and gas production and processing equipment would be adversely affected. Any future significant, prolonged decline in oil and gas prices could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows.
      Erosion of the financial condition of our customers can also adversely affect our business. During times when the oil or natural gas market weakens, the likelihood of the erosion of the financial condition of these customers increases. If and to the extent the financial condition of our customers declines, our customers could seek to preserve capital by canceling or delaying scheduled maintenance of their existing gas compression and oil and gas production and processing equipment and determining not to purchase new gas compression and oil and gas production and processing equipment. In addition, upon the financial failure of a customer, we could experience a loss associated with the unsecured portion of any of our outstanding accounts receivable.

There are many risks associated with conducting operations in international markets.
      We operate in many different geographic markets, many of which are outside the United States. Changes in local economic or political conditions, particularly in Latin America, could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. Additional risks inherent in our international business activities include the following:

•	difficulties in managing international operations;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers that may restrict our ability to enter into new markets;

•	governmental actions that result in the deprivation of contract rights;

•	changes in political and economic conditions in the countries in which we operate, including civil uprisings, riots and terrorist acts, particularly with respect to our operations in Nigeria;

•	potentially adverse tax consequences;

•	restrictions on repatriation of earnings or expropriation of property without fair compensation;

•	difficulties in establishing new international offices and risks inherent in establishing new relationships in foreign countries;

•	the burden of complying with the various laws and regulations in the countries in which we operate; and

•	fluctuations in currency exchange rates and the value of the U.S. dollar, particularly with respect to our operations in Argentina, Venezuela and Europe.
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
      Some of the international markets in which we operate or plan to operate in the future are politically unstable and are subject to occasional civil and community unrest, such as Venezuela and Western Africa. Riots, strikes, the outbreak of war or terrorist attacks in international locations could also adversely affect our business.

Political conditions and fluctuations in currency exchange rates in Italy, Argentina and Venezuela could adversely affect our business.
      We have substantial operations in Italy, Argentina and Venezuela. As a result, adverse political conditions and fluctuations in currency exchange rates in Italy, Argentina and Venezuela could materially and adversely affect our business. For the year ended December 31, 2004, our Argentine operations represented approximately 6% of our revenue and 9% of our gross profit. For the year ended December 31, 2004, our Venezuelan operations represented approximately 12% of our revenue and 21% of our gross profit. At December 31, 2004, we had approximately $17.3 million and $22.4 million in accounts receivable related to our Argentine and Venezuelan operations. In addition, in February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004 and March 2005, the Venezuelan government devalued the currency to 1,920 bolivars and 2,148 bolivars, respectively, for each U.S. dollar. The impact of the devaluation on our results will depend upon the amount of our assets (primarily working capital) exposed to currency fluctuation in Venezuela in future periods.
      At December 31, 2004 we had intercompany advances outstanding to our subsidiary in Italy of approximately $55.0 million. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations by our subsidiary will depend on the outstanding balance in future periods. The remeasurement of these advances in 2004 resulted in a translation gain of approximately $3.7 million.
      The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Year Ended
	December 31,

	2004	2003

Italy	$4,170	$221
Argentina	(624)	494
Venezuela	1,165	(2,443)
All other countries	511	(820)

Exchange gain (loss)	$5,222	$(2,548)

      In December 2002, opponents of Venezuelan President Hugo Chávez initiated a country-wide strike by workers of the national oil company in Venezuela. This strike, a two-month walkout, had a significant negative impact on Venezuela’s economy and temporarily shut down a substantial portion of Venezuela’s oil industry. As a result of the strike, Venezuela’s oil production dropped. In addition, exchange controls have been put in place that put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. In May 2003, after six months of negotiation, the Organization of the American States brokered an agreement between the Venezuelan government and its opponents. Although the accord does offer the prospect of stabilizing Venezuela’s economy, if another national strike is staged, exchange controls remain in place, or economic and political conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income. For example, as a result of the disruption in our operations in Venezuela, during the fourth quarter of 2002, our international rental revenues decreased by approximately $2.7 million due to concerns about the ultimate receipt of those revenues. Although we were able to realize those revenues in 2003, no assurances can be given that this will be the result if a similar situation occurred in the future.
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
      We experience competition from companies that may be able to adapt more quickly to technological and other changes within our industry and throughout the economy as a whole, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. We also may not be able to take advantage of certain opportunities or make certain investments because of our significant leverage and the restrictive covenants in our bank credit facility, the agreements related to our compression equipment lease obligations and our other obligations. In times of weak market conditions, we may experience reduced profit margins from increased pricing pressure. We may not be able to continue to compete successfully in times of weak market conditions or against such competition. If we cannot compete successfully, we may lose market share and our business, consolidated financial condition, results of operations and cash flows could be materially adversely affected.

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

Our business is subject to a variety of governmental regulations.
      We are subject to a variety of federal, state, local and international laws and regulations relating to the environment, health and safety, export controls, currency exchange, labor and employment and taxation. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties, imposition of remedial requirements and issuance of injunctions as to future compliance. From time to time as part of the regular overall evaluation of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities in the various countries in which we operate.

One such review has been recently commenced as a result of our receipt of a subpoena from the U.S. Department of Commerce, Office of Export Enforcement to which we are in the process of responding.
      We may need to apply for or amend facility permits or licenses from time to time with respect to stormwater or wastewater discharges, waste handling, or air emissions relating to manufacturing activities or equipment operations, which subjects us to new or revised permitting conditions that may be onerous or costly to comply with. In addition, certain of our customer service arrangements may require us to operate, on behalf of a specific customer, petroleum storage units such as underground tanks or pipelines and other regulated units, all of which may impose additional compliance and permitting obligations.
      As one of the largest natural gas compression companies in the United States, we conduct operations at numerous facilities in a wide variety of locations across the country. Our operations at many of these facilities require federal, state or local environmental permits or other authorizations. Additionally, natural gas compressors at many of our customer facilities require individual air permits or general authorizations to operate under various air regulatory programs established by rule or regulation. These permits and authorizations frequently contain numerous compliance requirements, including monitoring and reporting obligations and operational restrictions, such as emission limits. Given the large number of facilities in which we operate, and the numerous environmental permits and other authorizations applicable to our operations, we occasionally identify or are notified of technical violations of certain requirements existing in various permits and other authorizations, and it is likely that similar technical violations will occur in the future. Occasionally, we have been assessed penalties for our non-compliance, and we could be subject to such penalties in the future. While such penalties generally do not have a material financial impact on our business or operations, it is possible future violations could result in substantial penalties.
      We currently do not anticipate that any changes or updates in response to regulations relating to the environment, health and safety, export controls, currency exchange, labor and employment and taxation. or any other anticipated permit modifications or anticipated ongoing regulatory compliance obligations will have a material adverse effect on our operations either as a result of any enforcement measures or through increased capital costs. Based on our experience to date, we believe that the future cost of compliance with existing laws and regulations will not have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. However, future events, such as compliance with more stringent laws, regulations or permit conditions, a major expansion of our operations into more heavily regulated activities, more vigorous enforcement policies by regulatory agencies, or stricter or different interpretations of existing laws and regulations could require us to make material expenditures.

Our business has acquired facilities in the past which could subject us to future environmental liabilities.
      We have conducted preliminary environmental site assessments with respect to some, but not all, properties currently owned or leased by us, usually in a pre-acquisition context. Some of these assessments have revealed that soils and/or groundwater at some of our facilities are contaminated with hydrocarbons, heavy metals and various other regulated substances. With respect to acquired properties, we do not believe that our operations caused or contributed to any such contamination in any material respect and we are not currently under any governmental orders or directives requiring us to undertake any remedial activity at such properties. We typically will develop a baseline of site conditions so we can establish conditions at the outset of our operations on such property. However, the handling of petroleum products and other regulated substances is a normal part of our operations and we have experienced occasional minor spills or incidental leakage in connection with our operations. Certain properties previously owned or leased by us were determined to be affected by soil contamination. At two of our owned sites, we are working with prior owners and owners of adjacent properties who have undertaken the full legal obligations to monitor and/or clean-up contamination at such sites that occurred prior to our acquisition of them. Where such contamination was identified and determined by us to be our responsibility, we conducted remedial activities at these previously-held properties to the extent we believed necessary to meet regulatory standards and either sold the owned properties to third parties or returned the leased properties to the lessors. Based on our experience to date and the relatively minor nature of the types of contamination we have identified to date, we believe that the future cost of necessary investigation or remediation on our current properties will not have a material adverse effect on our business, consolidated financial condition, results of operations, and cash flows. We cannot be certain, however, that clean-up standards will not become more stringent, or that we will not be required to undertake any remedial activities involving any material costs on any of these current or previously held properties in the future or that the discovery of unknown contamination or third-party claims made with respect to current or previously owned or leased properties will not result in material costs.
New Accounting Pronouncements
      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003 the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $18.8 million in sale leaseback obligations that, as of December 31, 2004, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.
      These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2004, the yield rates on the outstanding equity certificates ranged from 5.7% to 10.6%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2004, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
      In September 2004, the Emerging Issues Task Force issued Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill” (“D-108”). D-108 requires that a direct value method, rather than a residual value method, be used to value intangible assets acquired in business combinations completed after September  29, 2004. D-108 also requires that an impairment test using a direct value method on all intangible assets that were previously evaluated using the residual method be performed no later than the beginning of the first fiscal year beginning after December 15, 2004. Any impairments arising from the initial application of a direct value method would be reported as a cumulative effect of accounting change. We have not historically applied the residual value method to value intangible assets acquired and therefore do not expect that the adoption of D-108 to have a material effect on our consolidated results of operations, cash flows or financial position.
      In October 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” which clarifies the guidance in paragraph 19 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” According to EITF Issue No. 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS No. 131. In November 2004, the Task Force delayed the effective date of this consensus. We do not believe the adoption of EITF 04-10 will have a material effect on the determination of and disclosures relating to our operating segments.

      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” (“SFAS 151”) This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of the new standard to have a material effect on our consolidated results of operations, cash flows or financial position.
      In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. We are evaluating the pricing models and transition provisions of SFAS 123(R). The adoption of SFAS 123R is not expected to have a significant effect on our financial position or cash flows, but will impact our results of operations. An illustration of the impact on our net income is presented in the “Stock Options and Stock-Based Compensation” section of Note 1 to the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K assuming we had applied the fair value recognition provisions of SFAS 123(R) using the Black-Scholes methodology. We have not yet determined whether we will use the Black-Scholes method for future periods after our adoption of SFAS 123(R).
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” (“SFAS 153”) SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 153 and do not believe that our adoption will have a material impact on our consolidated results of operations, cash flows or financial position.
      In November 2004, the FASB Emerging Issues Task Force reached a consensus on EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 provides guidance regarding the evaluation of whether the operations and cash flows of a component have been or will be eliminated from ongoing operations, and what types of involvement constitute significant continuing involvement in the operations of the disposed component. The guidance contained in EITF 03-13 is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. We do not expect the adoption of the new standard to have a material impact on our consolidated results of operations, cash flows or financial position but may have an impact on the evaluation of future operations that are discontinued.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies the guidance in FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”) that applies to the new deduction for qualified domestic production activities under the

American Jobs Creation Act of 2004 (the “Act”). FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under Statement 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act. As a result, companies qualifying for the special deduction will not have a one-time adjustment of deferred tax assets and liabilities in the period the Act is enacted. FSP 109-2 addresses the effect of the Act’s one-time deduction for qualifying repatriations of foreign earnings. FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act’s one-time deduction for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for Statement 109’s exception from recognizing deferred tax liabilities. FSP 109-1 and FSP 109-2 were both effective upon issuance. We implemented FSP 109-1 and FSP 109-2 in the quarter ended December 31, 2004, however, due to our current U.S. tax position, we did not realize any benefit from the Act during 2004. We plan to continue to reinvest the undistributed earnings of our international subsidiaries and will evaluate the impact this deduction may have, if any, on our results of operations or financial position for fiscal year 2005 and subsequent years.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to interest rate and foreign currency risk. We are also exposed to risk with respect to the price of Hanover common stock in connection with the incurrence of compensation expense with respect to the vesting of a portion of the restricted shares we granted.
      HCLP and its subsidiaries periodically enter into interest rate swaps to manage our exposure to fluctuations in interest rates. At December 31, 2004, the fair market value of our interest rate swaps, excluding the portion attributable to and included in accrued interest, was a net liability of approximately $7.1 million, of which $0.7 million was recorded in other current assets, $1.1 million in accrued liabilities and $6.7 million in other long-term liabilities. At December 31, 2004 we were party to two interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

			Fair Value of
			the Swap at
	Company Pays	Notional	December 31,
Maturity Date	Fixed Rate	Amount	2004

March 11, 2005	5.2550%	$100,000	$(527)
March 11, 2005	5.2725%	$100,000	$(534)
      At December 31, 2004 we were a party to two interest rate swaps to convert fixed rate debt to floating rate debt as follows (dollars in thousands):

				Fair Value of
		Fixed Rate		Swap at
		to be	Notional	December 31,
Floating Rate to be Paid	Maturity Date	Received	Amount	2004

Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(3,254)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(2,742)
      At December 31, 2004, due to these two swaps, we were exposed to variable interest rates, which fluctuate with market interest rates, on $200.0 million in notional debt. Assuming a hypothetical 10% increase in the variable rates from those in effect at December 31, 2004, the increase in our annual interest expense with respect to such swaps would be approximately $1.6 million.
      At December 31, 2004, we were exposed to variable rental rates, which fluctuate with market interest rate, on a portion of the equipment leases we entered into in 2001 and 2000. Assuming a hypothetical 10% increase in the variable rates from those in effect at year end, the increase in annual interest expense on the equipment lease notes would be approximately $0.2 million.
      We are also exposed to interest rate risk on borrowings under our floating rate bank credit facility. At December 31, 2004, $7.0 million was outstanding bearing interest at a weighted average effective rate of 5.2% per annum. Assuming a hypothetical 10% increase in the weighted average interest rate from those in effect at December 31, 2004, the increase in annual interest expense for advances under this facility would be approximately $0.1 million.
      During 2004 we granted approximately 517,000 shares of Hanover restricted stock that vest in July 2007, subject to the achievement of certain pre-determined performance based criteria. For restricted shares that vest based on performance, we record an estimate of the compensation expense to be expensed over three years related to these restricted shares. The compensation expense that will be recognized in our statement of operations will be adjusted for changes in our estimate of the number of restricted shares that will vest as well as changes in Hanover’s stock price. At December 31, 2004, approximately 429,000 shares that vest based on performance were outstanding. A 10% increase or decrease in Hanover’s stock price, from the December 31, 2004 closing price of $14.13, would increase or decrease our compensation expense for these shares by approximately $0.6 million.
      We have significant operations that expose us to currency risk in Argentina and Venezuela. To mitigate that risk, the majority of our existing contracts provide that we receive payment in, or based on, U.S. dollars rather than Argentine pesos and Venezuelan bolivars, thus reducing our exposure to fluctuations in the their value. In February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004 and March 2005, the Venezuelan government devalued the currency to 1,920 bolivars and 2,148 bolivars, respectively, for each U.S. dollar. The impact of the devaluation on our results will depend upon the amount of our assets (primarily working capital) exposed to currency fluctuation in Venezuela in future periods.
      For the year ended December 31, 2004, our Argentine operations represented approximately 6% of our revenue and 9% of our gross profit. For the year ended December 31, 2004, our Venezuelan operations represented approximately 12% of our revenue and 21% of our gross profit. At December 31, 2004, we had approximately $17.3 million and $22.4 million in accounts receivable related to our Argentine and Venezuelan operations.
      In December 2002, opponents of Venezuelan President Hugo Chávez initiated a country-wide strike by workers of the national oil company in Venezuela. This strike, a two-month walkout, had a significant negative impact on Venezuela’s economy and temporarily shut down a substantial portion of Venezuela’s oil industry. As a result of the strike, Venezuela’s oil production dropped. In addition, exchange controls have been put in place which put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. In May 2003, after six months of negotiation, the Organization of the American States brokered an accord between the Venezuelan government and its opponents. Although the accord does offer the prospect of stabilizing Venezuela’s economy, if another national strike is staged, exchange controls remain in place, or economic and political conditions in Venezuela continue to deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income. For example, as a result of the disruption in our operations in Venezuela, during the fourth quarter of 2002, our international rental revenues decreased by approximately $2.7 million due to concerns about the ultimate receipt of those revenues. Although we were able to realize those revenues in 2003, no assurances can be given that this will be the result if a similar situation occurred in the future.
      The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.

      The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Year Ended
	December 31,

	2004	2003

Italy	$4,170	$221
Argentina	(624)	494
Venezuela	1,165	(2,443)
All other countries	511	(820)

Exchange gain (loss)	$5,222	$(2,548)

      At December 31, 2004 we had intercompany advances outstanding to our subsidiary in Italy of approximately $55.0 million. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations by our subsidiary will depend on the outstanding balance in future periods. A 10% increase or decrease in the Euro would result in a foreign currency translation gain or loss of approximately $4.8 million.

Item 8.	Financial Statements and Supplementary Data
      The financial statements and supplementary information specified by this Item are presented following Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer, who was also our principal financial officer as of December 31, 2004, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2004. Based on the evaluation, our principal executive officer believes that our disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to assure that the required information has been properly recorded, processed, summarized and reported and to allow timely decisions regarding required disclosure.
      (b) Changes in Internal Controls. There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2004 that has materially affected our internal control over financial reporting.

Item 9B.	Other Information
      On March 10, 2005, we paid cash bonuses to our executive officers for services performed during the year ended December 31, 2004. The following table sets forth the current base salary and the amount of the cash bonus paid to each of our executive officers on March 10, 2005. The compensation reflected in the table below does not reflect all compensation and other perquisites paid to our executive officers during the year ended December 31, 2004. Such information will be included under the caption “Information

Regarding Executive Compensation” in Hanover’s definitive proxy statement for its 2005 Annual Meeting of Stockholders.

		Current	2004 Bonus
Name	Position	Base Salary	Paid in 2005

John E. Jackson	President and Chief Executive Officer; Director	$540,000	$303,400
Gary M. Wilson	Senior Vice President, General Counsel and Secretary	$275,000	$108,000
Lee E. Beckelman	Vice President and Chief Financial Officer	$250,000	$50,000
Anita H. Colglazier	Vice President — Controller	$175,000	$43,000
Peter G. Schreck	Vice President — Treasury and Planning	$185,000	$55,200
Stephen P. York	Vice President — Investor Relations and Technology	$180,000	$54,800
Maxwell C. McDonald	Vice President — U.S. Operations	$200,000	$56,500
Steve W. Muck	Vice President — International Operations	$190,000	$58,000
Hilary S. Ware	Vice President — Human Resources	$210,000	$64,500
PART III

Item 14.	Principal Accounting Fees and Services
      The following table presents fees for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers LLP, and the member firms of PricewaterhouseCoopers and their respective affiliates (collectively, “PwC”) that were charged or allocated to the Company for 2004 and 2003 and include all amounts billed by PwC to Hanover during such periods:

Types of Fees	FY 2004	FY 2003

	(In thousands)
Audit fees(a)	$5,265	$2,193
Audit-related fees(b)	46	48
Tax fees(c)	498	1,119
All other fees(d)	2	26

Total fees	$5,811	$3,386

(a)	Audit fees include fees billed by PwC related to audits and reviews of financial statements that the Company is required to file with the SEC, audit of internal control over financial reporting, statutory audits of certain of the Company’s subsidiaries’ financial statements as required under local regulations and other services which PwC provides as the Company’s principal auditor including issuance of comfort letters and assistance with and review of documents filed with the SEC.

(b)	Audit related fees include fees billed by PwC related to employee benefit plan audits and consultations concerning financial accounting and reporting standards.

(c)	Tax fees include fees billed by PwC primarily related to tax compliance and consulting services.

(d)	All other fees include fees billed by PwC related to software licensing agreements and financial systems design and implementation work performed prior to May 2003.
      To safeguard the continued independence of our independent registered public accounting firm, the Hanover Audit Committee (“Audit Committee”) has adopted a policy to prevent the Company’s independent registered public accounting firm from providing services to Hanover and the

Company that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended. This policy provides that independent registered public accounting firms are only permitted to provide services to Hanover and the Company that have been pre-approved by the Audit Committee. Pursuant to this policy, all audit services require advance approval by the Audit Committee. All other services by the independent registered public accounting firm that fall within certain designated dollar thresholds have been pre-approved under the policy. Different dollar thresholds apply to the four categories of pre-approved services specified in the policy (Audit services, Audit-Related services, Tax services, and Other services). All services that exceed the dollar thresholds must be approved in advance by the Audit Committee. All services performed by independent registered public accounting firms under engagements in 2004 were either approved by the Audit Committee or approved pursuant to its pre-approval policy, and none was approved pursuant to the de minimus exception to the rules and regulations of the Securities and Exchange Commission on pre-approval.
PART IV

Item 15.	Exhibits, Financial Statement Schedule
      (a) Documents filed as a part of this report.

1. Financial Statements. The following financial statements are filed as a part of this report.

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1
All other schedules have been omitted because they are not required under the relevant instructions.

3. Exhibits

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of Hanover Compression Limited Partnership (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (Registration No. 333-75814)).
3.2	Certificate of Amendment to Certificate of Limited Partnership of Hanover Compression Limited Partnership, dated as of January 2, 2001 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (Registration No. 333-75814)).
3.3	Certificate of Amendment to Certificate of Limited Partnership of Hanover Compression Limited Partnership, dated as of August 20, 2001 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 (Registration No. 333-75814)).
3.4	Limited Partnership Agreement of Hanover Compression Limited Partnership (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-4 (Registration No. 333-75814)).
3.5	Amendment to Limited Partnership Agreement of Hanover Compression Limited Partnership (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4 (Registration No. 333-75814)).

Exhibit
Number	Description

4.1	Indenture for the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among the 2001A Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.69 to Hanover Compressor Company’s (“Hanover’s”) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.2	Form of 8.50% Senior Secured Notes due 2008, incorporated by reference to Exhibit 4.10 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.3	Indenture for the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among the 2001B Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.75 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.4	Form of 8.75% Senior Secured Notes due 2011, incorporated by reference to Exhibit 4.12 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.5	Indenture for the Zero Coupon Subordinated Notes due March 31, 2007, dated as of May 14, 2003, between Hanover Compressor Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Hanover’s Registration Statement (File No. 333-106384) on Form S-3, as filed with the SEC on June 23, 2003.
4.6	Form of Zero Coupon Subordinated Notes due March 31, 2007, incorporated by reference to Exhibit 4.14 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.7	Senior Indenture, dated as of December 15, 2003, among Hanover Compressor Company, Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Hanover’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.8	First Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 8.625% Senior Notes due 2010, dated as of December 15, 2003, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to Hanover’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.9	Form of 8.625% Senior Notes due 2010, incorporated by reference to Exhibit 4.17 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.10	Second Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 4.75% Convertible Senior Notes due 2014, dated as of December 15, 2003, between Hanover Compressor Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.4 to Hanover’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
4.11	Form of 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.19 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.12	Third Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 9.0% Senior Notes due 2014, dated as of June 1, 2004, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.
4.13	Form of 9% Senior Notes due 2014, incorporated by reference to Exhibit 4.3 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.
10.1	Stipulation and Agreement of Settlement, dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit
Number	Description

10.2	PIGAP Settlement Agreement, dated as of May 14, 2003, by and among Schlumberger Technology Corporation, Schlumberger Oilfield Limited, Schlumberger Surenco S.A., Hanover Compressor Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.2 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.3	Credit Agreement, dated as of December 15, 2003, among Hanover Compressor Company, Hanover Compression Limited Partnership, Bank One, NA as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent, and the several lenders parties thereto, incorporated by reference to Exhibit 10.1 to Hanover’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
10.4	Guarantee and Collateral Agreement, dated as of December 15, 2003, among Hanover Compressor Company, Hanover Compression Limited Partnership and certain of their subsidiaries in favor of JPMorgan Chase Bank, as Collateral Agent, incorporated by reference to Exhibit 10.2 to Hanover’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
10.5	Hanover Guarantee, dated as of December 15, 2003, made by Hanover Compressor Company in favor of JPMorgan Chase Bank, as Administrative Agent for the lenders parties to the Credit Agreement dated as of December 15, 2003, incorporated by reference to Exhibit 10.6 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.6	Subsidiaries’ Guarantee, dated as of December 15, 2003, in favor of JPMorgan Chase Bank, as Administrative Agent for the lenders parties to the Credit Agreement dated as of December 15, 2003, incorporated by reference to Exhibit 10.7 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.7	Lease, dated as of October 27, 2000, between Hanover Equipment Trust 2000B (the “2000B Trust”) and Hanover Compression Inc., incorporated by reference to Exhibit 10.54 to Hanover’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.8	Guarantee, dated as of October 27, 2000 made by Hanover Compressor Company, Hanover Compression Inc. and certain subsidiaries, incorporated by reference to Exhibit 10.55 to Hanover’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.9	Participation Agreement, dated as of October 27, 2000, among Hanover Compression Inc., the 2000B Trust, The Chase Manhattan Bank, National Westminster Bank PLC, Citibank N.A., Credit Suisse First Boston and the Industrial Bank of Japan as co-agents; Bank Hapoalim B.M. and FBTC Leasing Corp., as investors, Wilmington Trust Company and various lenders, incorporated by reference to Exhibit 10.56 to Hanover’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.10	Security Agreement, dated as of October 27, 2000, made by the 2000B Trust in favor of The Chase Manhattan Bank as agent for the lenders, incorporated by reference to Exhibit 10.57 to Hanover’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.11	Assignment of Leases, Rents and Guarantee, dated as of October 27, 2000, made by the 2000B Trust to The Chase Manhattan Bank as agent for the lenders, incorporated by reference to Exhibit 10.58 to Hanover’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.12	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A (the “2001A Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.64 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.13	Guarantee, dated as of August 31, 2001, made by Hanover Compressor Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.65 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.14	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001A Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.66 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit
Number	Description

10.15	Security Agreement, dated as of August 31, 2001, made by the 2001A Trust in favor Wilmington Trust FSB as agent, incorporated by reference to Exhibit 10.67 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.16	Assignment of Leases, Rents and Guarantee from the 2001A Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.68 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.17	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001B (the “2001B Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.70 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.18	Guarantee, dated as of August 31, 2001, made by Hanover Compressor Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.71 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.19	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001B Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.72 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.20	Security Agreement, dated as of August 31, 2001, made by the 2001B Trust in favor of Wilmington Trust FSB as agent, incorporated by reference to Exhibit 10.73 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.21	Assignment of Leases, Rents and Guarantee from the 2001B Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.74 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.22	Amendment, dated as of December 15, 2003, to the 2000A and 2000B Synthetic Guarantees, Credit Agreements and Participation Agreements, incorporated by reference to Exhibit 10.36 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.23	Amended and Restated Guarantee and Collateral Agreement, dated January 31, 2003, made by Hanover Compressor Company, certain of Hanover’s subsidiaries, JPMorgan Chase Bank, as administrative agent, and the lenders parties thereto, incorporated by reference to Exhibit 10.6 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.24	Purchase Agreement, dated as of July 11, 2000, among Hanover Compressor Company, Hanover Compression Inc., Dresser-Rand Company and Ingersoll-Rand Company, incorporated by reference to Exhibit 99.2 to Hanover’s Current Report on Form 8-K filed with the SEC on September 14, 2000.
10.25	Agreement and Plan of Merger, dated as of July 13, 2000, among Hanover Compressor Company, Caddo Acquisition Corporation, and OEC Compression Corporation, incorporated by reference to Exhibit 10.51 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.26	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 14, 2000, by and among Hanover Compressor Company, Caddo Acquisition Corporation and OEC Compression Corporation, incorporated by reference to Exhibit 10.43 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.27	Amendment No. 2 to Agreement and Plan of Merger, dated as of February 2, 2001, by and among Hanover Compressor Company, Caddo Acquisition Corporation and OEC Compression Corporation, incorporated by reference to Exhibit 10.44 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.28	Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., Hanover Compressor Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.63 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

Exhibit
Number	Description

10.29	Schedule 1.2(c) to Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., Camco International Inc., Hanover Compressor Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.1 to Hanover’s Current Report on Form 8-K filed with the SEC on February 6, 2003.
10.30	Amendment No. 1, dated as of August 31, 2001, to Purchase Agreement among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., Hanover Compressor Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.3 to Hanover’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.31	Most Favored Supplier and Alliance Agreement, dated August 31, 2001, among Schlumberger Oilfield Holdings Limited, Schlumberger Technology Corporation and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.4 to Hanover’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.32	Agreement by and among SJMB, L.P., Charles Underbrink, John L. Thompson, Belleli Energy S.r.l. and Hanover Compressor Company and certain of its subsidiaries dated September 20, 2002, incorporated by reference to Exhibit 10.62 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.33	Hanover Compressor Company 1992 Stock Compensation Plan, incorporated by reference to Exhibit 10.63 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.††
10.34	Hanover Compressor Company Senior Executive Stock Option Plan, incorporated by reference to Exhibit 10.4 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.35	Hanover Compressor Company 1993 Management Stock Option Plan, incorporated by reference to Exhibit 10.5 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.36	Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.6 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
10.37	Amendment and Restatement of the Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.7 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.38	Hanover Compressor Company 1995 Employee Stock Option Plan, incorporated by reference to Exhibit 10.8 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.39	Hanover Compressor Company 1995 Management Stock Option Plan, incorporated by reference to Exhibit 10.9 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.40	Form of Stock Option Agreement for DeVille and Mcneil, incorporated by reference to Exhibit 10.70 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.41	Form of Stock Option Agreements for Wind Bros, incorporated by reference to Exhibit 10.71 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.42	Hanover Compressor Company 1996 Employee Stock Option Plan, incorporated by reference to Exhibit 10.10 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.43	Hanover Compressor Company 1997 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.23 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.44	1997 Stock Purchase Plan, incorporated by reference to Exhibit 10.24 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.45	Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.7 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
10.46	Hanover Compressor Company December 9, 1998 Stock Option Plan, incorporated by reference to Exhibit 10.33 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.††

Exhibit
Number	Description

10.47	Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 4.1 to Hanover’s Registration Statement (File No. 333-32096) on Form S-8 filed with the SEC on March 10, 2000.††
10.48	Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to Hanover’s Registration Statement (File No. 333-73904) on Form S-8 filed with the SEC on November 21, 2001.††
10.49	Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to Hanover’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 15, 2003.††
10.50	Employment Letter with Chad C. Deaton, dated August 19, 2002, incorporated by reference to Exhibit 10.79 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.††
10.51	Employment Letter with Peter Schreck, dated August 22, 2000, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.52	Employment Letter with Stephen York, dated March 6, 2002, incorporated by reference to Exhibit 10.2 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.53	Separation Agreement with Mark Berg, dated February 27, 2004, incorporated by reference as Exhibit 10.74 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.††
10.54	Employment Letter with Gary M. Wilson dated April 9, 2004, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.††
10.55	Employment Letter with John E. Jackson dated October 5, 2004, incorporated by reference to Exhibit 10.1 to Hanover’s Current Report on Form 8-K, as filed with the SEC on October 6, 2004.††
10.56	Employment Letter with Lee E. Beckelman dated January 31, 2005, incorporated by reference to Exhibit 10.1 to Hanover’s Current Report on Form 8-K, as filed with the SEC on February 1, 2005.††
10.57	Employment Letter with Anita H. Colglazier dated April 4, 2002 with explanatory note, incorporated by reference to Exhibit 10.61 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2004.††
10.58	Description of Change of Control Arrangement with Hilary S. Ware, incorporated by reference to Exhibit 10.62 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2004.††
14.1	P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct, incorporated by reference to Exhibit 14.1 to the Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
14.2	Amendment to the Hanover’s Code of Ethics, incorporated by reference to the Hanover’s Current Report on Form 8-K, as filed with the SEC on January 20, 2005.
23.1	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

  * Filed herewith
†† Management contract or compensatory plan or arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hanover Compression Limited Partnership

By:	/s/ John E. Jackson

John E. Jackson
President and Chief Executive Officer
Date: March 22, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John E. Jackson John E. Jackson	President and Chief Executive Officer and Manager of the General Partnership (Principal Executive Officer)	March 22, 2005

/s/ Lee E. Beckelman Lee E. Beckelman	Vice President and Chief Financial Officer and Manager of the General Partnership (Principal Financial Officer)	March 22, 2005

/s/ Anita H. Colglazier Anita H. Colglazier	Vice President and Controller (Principal Accounting Officer)	March 22, 2005

/s/ Gary M. Wilson Gary M. Wilson	Senior Vice President, General Counsel, Secretary and Manager of the General Partnership	March 22, 2005

Report of Independent Registered Public Accounting Firm
To the Managers of the General Partnership of
Hanover Compression Limited Partnership:
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) on page 49 present fairly, in all material respects, the financial position of Hanover Compression Limited Partnership and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) on Page 49 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 13 to the financial statements, the Company changed its method of accounting for variable interest entities in 2003.
PricewaterhouseCoopers LLP
Houston, Texas
March 22, 2005

HANOVER COMPRESSION LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEET

	December 31,

	2004	2003

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$38,076	$56,619
Accounts receivable, net of allowance of $7,573 and $5,460, respectively	205,644	195,183
Inventory, net	184,798	155,297
Costs and estimated earnings in excess of billings on uncompleted contracts	70,103	50,128
Prepaid taxes	6,988	4,677
Current deferred income taxes	13,200	26,203
Assets held for sale	5,169	17,344
Other current assets	30,869	36,786

Total current assets	554,847	542,237
Property, plant and equipment, net	1,877,041	2,027,654
Goodwill, net	182,497	176,629
Intangible and other assets	61,110	64,258
Investments in non-consolidated affiliates	90,326	88,718
Assets held for sale, non-current	6,391	13,981

Total assets	$2,772,212	$2,913,477

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Short-term debt	$5,106	$32,519
Current maturities of long-term debt	1,430	3,511
Accounts payable, trade	57,402	53,354
Accrued liabilities	115,279	119,877
Advance billings	42,588	34,380
Liabilities held for sale	517	1,128
Billings on uncompleted contracts in excess of costs and estimated earnings	20,256	8,427

Total current liabilities	242,578	253,196
Long-term debt	608,613	939,292
Due to general partner	750,217	529,251
Other liabilities	47,232	39,031
Deferred income taxes	66,901	63,185

Total liabilities	1,715,541	1,823,955
Commitments and contingencies (Note 19)
Minority interest	18,778	28,628
Partners’ equity:
Partners’ capital	1,020,375	1,051,667
Accumulated other comprehensive income	17,518	9,227

Total partners’ equity	1,037,893	1,060,894

Total liabilities and partners’ equity	$2,772,212	$2,913,477

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(in thousands )
Revenues and other income:
U.S. rentals	$341,570	$324,186	$328,600
International rentals	214,598	191,301	175,337
Parts, service and used equipment	180,321	164,935	223,685
Compressor and accessory fabrication	158,629	106,896	114,009
Production and processing equipment fabrication	270,284	260,660	149,656
Equity in income of non-consolidated affiliates	19,780	23,014	18,554
Other	3,623	4,088	3,600

	1,188,805	1,075,080	1,013,441

Expenses:
U.S. rentals	144,580	127,425	122,172
International rentals	63,953	61,875	52,996
Parts, service and used equipment	135,929	123,255	179,843
Compressor and accessory fabrication	144,832	96,922	99,446
Production and processing equipment fabrication	242,251	234,203	127,442
Selling, general and administrative	173,066	159,870	150,863
Foreign currency translation	(5,222)	2,548	16,727
Other	407	2,905	27,607
Depreciation and amortization	174,376	168,232	147,209
Goodwill impairment	—	35,466	52,103
Leasing expense	—	43,139	90,074
Interest expense	131,215	73,707	27,859

	1,205,387	1,129,547	1,094,341

Loss from continuing operations before income taxes	(16,582)	(54,467)	(80,900)
Provision for (benefit from) income taxes	28,916	(1,330)	(11,365)

Loss from continuing operations	(45,498)	(53,137)	(69,535)
Income from discontinued operations, net of tax	6,314	10,190	4,493
Income (loss) on sale/write-downs of discontinued operations, net of tax	3,771	(14,051)	(40,350)

Loss before cumulative effect of accounting changes	(35,413)	(56,998)	(105,392)
Cumulative effect of accounting changes, net of tax	—	(86,910)	—

Net loss	$(35,413)	$(143,908)	$(105,392)

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,

	2004	2003	2002

	(in thousands)
Net loss	$(35,413)	$(143,908)	$(105,392)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	8,638	5,693	(8,866)
Foreign currency translation adjustment	(347)	17,230	1,727

Comprehensive loss	$(27,122)	$(120,985)	$(112,531)

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(in thousands)
Cash flows from operating activities:
Net loss	$(35,413)	$(143,908)	$(105,392)
Adjustments:
Depreciation and amortization	174,376	168,232	147,209
Loss (income) from discontinued operations, net of tax	(10,085)	3,861	35,857
Cumulative effect of accounting changes, net of tax	—	86,910	—
Bad debt expense	2,658	4,028	7,091
Gain on sale of property, plant and equipment	(6,076)	(6,012)	(7,769)
Equity in income of non-consolidated affiliates, net of dividends received	(10,112)	(4,563)	(1,966)
Loss on investments and charges for non-consolidated affiliates	—	—	15,950
(Gain) loss on derivative instruments	1,886	(4,606)	(3,245)
Provision for inventory impairment and reserves	1,062	1,536	13,853
Write-down of notes receivable	—	—	8,454
Goodwill impairment	—	35,466	52,103
Gain on sale of non-consolidated affiliates	(300)	—	—
Restricted stock compensation expense	2,599	1,178	423
Pay-in-kind interest on long-term notes payable	20,966	21,048	17,163
Deferred income taxes	15,776	(14,746)	(12,614)
Changes in assets and liabilities, excluding business combinations:
Accounts receivable and notes	(4,021)	17,537	90,279
Inventory	(23,028)	5,632	4,422
Costs and estimated earnings versus billings on uncompleted contracts	(5,733)	16,455	33,368
Accounts payable and other liabilities	(3,806)	(30,343)	(68,023)
Advance billings	16,130	(4,213)	(8,394)
Other	4,933	18,333	(15,806)

Net cash provided by continuing operations	141,812	171,825	202,963
Net cash provided by discontinued operations	8,115	14,671	8,149

Net cash provided by operating activities	149,927	186,496	211,112

Cash flows from investing activities:
Capital expenditures	(90,496)	(142,466)	(249,203)
Payments for deferred lease transaction costs	—	(1,246)	(1,568)
Proceeds from sale of property, plant and equipment	24,265	23,009	69,685
Proceeds from sale of non-consolidated affiliates	4,663	500	—
Cash used for business acquisitions, net	—	(15,000)	(10,440)
Cash returned from non-consolidated affiliates	—	64,837	17,429
Cash used to acquire investments in and advances to non-consolidated affiliates	(250)	(500)	—

Net cash used in continuing operations	(61,818)	(70,866)	(174,097)
Net cash provided by (used in) discontinued operations	72,947	27,396	(19,606)

Net cash provided by (used in) investing activities	11,129	(43,470)	(193,703)

Cash flows from financing activities:
Borrowings on revolving credit facilities	52,200	145,000	141,750
Repayments on revolving credit facilities	(72,200)	(274,500)	(142,250)
Payments for debt issue costs	(253)	(7,464)	(644)
Partners’ distribution, net	(8,541)	(15,062)	(9,945)
Borrowings from general partner, senior notes due 2014	194,125	138,941	—
Borrowings from general partner, senior notes due 2010	—	193,698	—
Payments of 1999 equipment lease obligations	—	(200,000)	—
Payments of 2000A equipment lease obligations	(200,000)	—	—
Payments of 2000B equipment lease obligations	(115,000)	—	—
Repayment of other debt	(30,771)	(68,293)	(7,654)

Net cash used in continuing operations	(180,440)	(87,680)	(18,743)
Net cash used in discontinued operations	—	(18,538)	(884)

Net cash used in financing activities	(180,440)	(106,218)	(19,627)

Effect of exchange rate changes on cash and equivalents	841	800	(1,962)

Net increase (decrease) in cash and cash equivalents	(18,543)	37,608	(4,180)
Cash and cash equivalents at beginning of year	56,619	19,011	23,191

Cash and cash equivalents at end of year	$38,076	$56,619	$19,011

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(in thousands)
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized amounts	$109,674	$33,765	$7,697

Income taxes paid (refunded), net	$15,830	$1,129	$(4,212)

Supplemental disclosure of noncash transactions:
Debt paid for property, plant and equipment	—	—	$(4,352)

Assets sold in exchange for note receivable	$1,314	$3,300	$258

Partners’ non-cash capital contributions	$12,662	$4,669	$3,235

Acquisitions of businesses:
Cash	—	$209	—

Property, plant and equipment acquired	—	$267	$11,716

Other assets acquired, net of cash acquired	—	$3,918	$102,204

Investments in and advances to non-consolidated affiliates	—	$(4,673)	—

Goodwill	—	$15,558	$5,162

Liabilities assumed	—	$(279)	$(72,209)

Debt issued or assumed	—	—	$(36,433)

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
Years Ended December 31, 2004, 2003 and 2002

		Accumulated
		other
	Partners’	comprehensive
	capital	income (loss)

	(in thousands)
Balance at December 31, 2001	$1,312,527	$(6,557)
Partners’ distributions, net	(6,710)	—
Foreign currency translation adjustment	—	1,727
Change in fair value of derivative financial instrument, net of tax	—	(8,866)
Income tax benefit from Hanover stock options exercised	2,547	—
Net loss	(105,392)	—

Balance at December 31, 2002	1,202,972	(13,696)
Partners’ distributions, net	(10,393)	—
Foreign currency translation adjustment	—	17,230
Change in fair value of derivative financial instrument, net of tax	—	5,693
Income tax benefit from Hanover stock options exercised	2,996	—
Net loss	(143,908)	—

Balance at December 31, 2003	1,051,667	9,227
Partners’ distributions, net	4,121	—
Foreign currency translation adjustment	—	(347)
Change in fair value of derivative financial instrument, net of tax	—	8,638
Net loss	(35,413)	—

Balance at December 31, 2004	$1,020,375	$17,518

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

1.	The Company, Business and Significant Accounting Policies
      Hanover Compression Limited Partnership (“we”, “HCLP”, or “the Company”) is a Delaware limited partnership and an indirect wholly-owned subsidiary of Hanover Compressor Company (“Hanover”).
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
      We together with our subsidiaries, are a global market leader in the full service natural gas compression business and are also a leading provider of service, fabrication and equipment for oil and natural gas processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, and oilfield power generation services, primarily to our U.S. and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli Energy S.r.l. (“Belleli”), we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalination plants and tank farms, primarily for use in Europe and the Middle East.

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

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our operations are influenced by many factors, including the global economy, international laws and currency exchange rates. Contractions in the more significant economies of the world could have a substantial negative impact on the rate of our growth and profitability. Acts of war or terrorism could influence these areas of risk and our operations. Doing business in international locations subjects us to various risks and considerations including, but not limited to, economic and political conditions in the United States and abroad, currency exchange rates, tax laws and other laws and trade restrictions.

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
      Compressor, production and processing equipment fabrication revenue are recognized using the percentage-of-completion method. We estimate percentage-of-completion for compressor and processing equipment fabrication on a direct labor hour to total labor hour basis. Production equipment fabrication percentage-of-completion is estimated using the direct labor hour to total labor hour and the cost to total cost basis. The average duration of these projects is typically between three to thirty-six months.

Concentrations of Credit Risk
      Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, advances to non-consolidated affiliates and notes receivable. We believe that the credit risk in temporary cash investments that we have with financial institutions is minimal. Trade accounts and notes receivable are due from companies of varying size engaged principally in oil and gas activities throughout the world. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of products and the services we provide them and the terms of our rental contracts. Trade accounts receivable is recorded net of estimated doubtful accounts of approximately $7.6 million and $5.5 million at December 31, 2004 and 2003, respectively.
      The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review the adequacy of our allowance for doubtful accounts monthly. Balances aged greater than 90 days are reviewed individually for collectibility. In addition, all other balances are reviewed based on significance and customer payment histories. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2004, 2003, and 2002, our bad debt expense was $2.7 million, $4.0 million and $7.1 million, respectively.

Inventory
      Inventory consists of parts used for fabrication or maintenance of natural gas compression equipment and facilities, processing and production equipment, and also includes compression units and production equipment that are held for sale. Inventory is stated at the lower of cost or market using the average-cost method.

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment
      Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

Compression equipment, facilities and other rental assets	4 to 30 years
Buildings	20 to 30 years
Transportation, shop equipment and other	3 to 12 years
      Major improvements that extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. When rental equipment is sold, retired or otherwise disposed of, the cost, net of accumulated depreciation is recorded in parts, service and used equipment expenses. Sales proceeds are recorded in parts, service and used equipment revenues. Interest is capitalized in connection with the compression equipment and facilities that are constructed for our use in our rental operations until such equipment is complete. The capitalized interest is recorded as part of the assets to which it relates and is amortized over the asset’s estimated useful life.

Computer software
      Certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software which ranges from three to five years. Costs related to the preliminary project stage, data conversion and the post-implementation/ operation stage of an internal-use computer software development project are expensed as incurred.

Long-Lived Assets, other than Intangibles
      We review for the impairment of long-lived assets, including property, plant and equipment, and assets held for sale whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss recognized represents the excess of the assets carrying value as compared to its estimated fair value.
      We hold investments in companies having operations or technology in areas that relate to our business. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Foreign Currency Translation
      The financial statements of subsidiaries outside the U.S., except those for which we have determined that the U.S. dollar is the functional currency, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting gains and losses from the translation of accounts are included in accumulated other comprehensive income. For subsidiaries for which we have determined that the U.S. dollar is the functional currency, financial statements are measured using U.S. dollar functional currency and translation gains and losses are included in net income (loss).

Stock-Based Compensation
      Certain of our employees participate in stock option plans that provide for the granting of options to purchase shares of Hanover common stock. In accordance with Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), HCLP measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The following pro forma net loss data illustrates the effect on net loss if the fair value method had been applied to all outstanding and unvested stock options in each period (in thousands).

	Years Ended December 31,

	2004	2003	2002

Net loss as reported	$(35,413)	$(143,908)	$(105,392)
Add back: Restricted stock grant expense, net of tax	2,599	766	275
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(4,817)	(2,628)	(2,753)

Pro forma net loss	$(37,631)	$(145,770)	$(107,870)

      Except for shares that vest based on performance, we recognize compensation expense equal to the fair value of the restricted stock at the date of grant over the vesting period related to these grants. For restricted shares that vest based on performance, we will record an estimate of the compensation expense to be expensed over three years related to these restricted shares. The compensation expense that will be recognized in our statement of operations will be adjusted for changes in our estimate of the number of restricted shares that will vest as well as changes in Hanover’s stock price.

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2004, 2003 and 2002 we granted approximately 1,328,000, 439,000 and 141,000 shares, respectively, of restricted Hanover common stock under our stock incentive plans to certain employees, including our executive officers, as part of an incentive compensation plan. During the years ended December 31, 2004, 2003 and 2002, we recognized $2.6 million, $1.2 million and $0.4 million, respectively, in compensation expense related to restricted stock grants. As of December 31, 2004 and 2003, approximately 1,344,000 and 512,000 shares, respectively, of restricted stock were outstanding under our incentive compensation plans.
      Approximately 690,000 of the shares of restricted stock that were granted during 2004 will vest over a three-year period at a rate of one-third per year, beginning on the first anniversary of the date of the grant, and approximately 517,000 of the shares of restricted stock that were granted will vest in July 2007, subject to the achievement of certain pre-determined performance based criteria. In the event of a change of control of Hanover, a portion of these grants are subject to accelerated vesting. The restricted shares granted during 2003 and 2002 vest over a four-year period at the rate of one-fourth per year, beginning on the first anniversary of the date of grant.

Comprehensive Income
      Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Accumulated other comprehensive income (loss) consists of the foreign currency translation adjustment and changes in the fair value of derivative financial instruments, net of tax. The following table summarizes our accumulated other comprehensive income (loss) (in thousands):

	December 31,

	2004	2003

Change in fair value of derivative financial instruments, net of tax	$(608)	$(9,246)
Foreign currency translation adjustment	18,126	18,473

	$17,518	$9,227

      Income taxes related to the change in fair value of derivative financial investments was $0.9 million and $5.3 million at December 31, 2004 and 2003, respectively.

Financial Instruments
      Our financial instruments include cash, receivables, payables, and debt. Except as described below, the estimated fair value of such financial instruments at December 31, 2004 and 2003 approximate their carrying value as reflected in our consolidated balance sheet. The fair value of our debt has been estimated based on year-end quoted market prices.
      The estimated fair value of our debt at December 31, 2004 and 2003 was $1,503.7 million and $1,537.3 million, respectively.
      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS 137, SFAS 138, and SFAS 149, requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.
      We utilize derivative financial instruments to minimize the risks and/or costs associated with financial and global operating activities by managing our exposure to interest rate fluctuation on a portion of our leasing obligations and foreign currency exchange changes on a small portion of our international business.

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We do not utilize derivative financial instruments for trading or other speculative purposes. The cash flow from hedges is classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

Reclassifications
      Certain amounts in the prior period’s financial statements have been reclassified to conform to the 2004 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position. See Note 3 for a discussion of discontinued operations.
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
      As a result of the war in Iraq, the strengthening of the Euro and generally unfavorable economic conditions, we believe that the estimated fair value of Belleli declined significantly during 2003. Upon gaining complete control of Belleli and assessing our long-term growth strategy, we determined that these general factors in combination with the specific economic factors impacting Belleli had significantly and adversely impacted the timing and amount of the future cash flows that we expected Belleli to generate. During 2003, we determined the present value of Belleli’s expected future cash flows was less than our carrying value of Belleli. This resulted in a full impairment charge for the $35.5 million in goodwill associated with Belleli.

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During 2002, we completed other acquisitions which were not significant either individually or in the aggregate.

Pro Forma Information
      The pro forma information set forth below assumes the Belleli acquisition is accounted for as if the purchase occurred at the beginning of 2002. The remaining acquisitions were not considered material for pro forma purposes. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time (in thousands):

Years Ended
December 31,
2002

(unaudited)
Revenue	$1,108,990
Net loss	(105,046)

3.	Discontinued Operations and Other Assets Held for Sale
      During the fourth quarter of 2002, Hanover’s Board of Directors approved management’s plan to dispose of our non-oilfield power generation projects, which were part of our U.S. rental business, and certain used equipment businesses, which were part of our parts and service business. These disposals meet the criteria established for recognition as discontinued operations under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 specifically requires that such amounts must represent a component of a business comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. These businesses are reflected as discontinued operations in our consolidated statement of operations. Due to changes in market conditions, the disposal plan for a small piece of our original non-oilfield power

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
generation business was not completed in 2004. We are continuing to actively market these assets and have made valuation adjustments as a result of the change in market conditions. In the year ended December 31, 2004, we sold certain assets related to our discontinued operations for total sales proceeds of $72.9 million that resulted in $3.8 million in income. In the year ended December 31, 2004, we sold certain other assets held for sale, including a fabrication facility that was closed as part of the consolidation of our fabrication operations in 2003. We received proceeds of $6.8 million from these sales that resulted in a $0.2 million gain and is reflected in other revenue. We expect to sell the majority of remaining assets within the next six to nine months and the assets and liabilities are reflected as held-for-sale on our consolidated balance sheet.
      In November 2004, we sold the compression rental assets of our Canadian subsidiary, Hanover Canada Corporation, to Universal Compression Canada, a subsidiary of Universal Compression Holdings, Inc., for approximately $56.9 million. Additionally, in December 2004 we sold our ownership interest in Collicutt Energy Services Ltd. (“CES”) for approximately $2.6 million to an entity owned by Steven Collicutt. HCLP owned approximately 2.6 million shares in CES, which represented approximately 24.1% of the ownership interest of CES. The sale of our Canadian compression rental fleet and our interest in CES resulted in a $2.1 million gain, net of tax. These businesses are reflected as discontinued operations in our consolidated statement of operations.
      During October 2004, we sold an asset held for sale related to our discontinued power generation business for approximately $7.5 million and realized a gain of approximately $0.7 million. This asset was sold to a subsidiary of The Wood Group. The Wood Group owns 49.5% of the Simco/ Harwat Consortium, a joint venture gas compression project in Venezuela in which we hold a 35.5% ownership interest.
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
      In 2003, we announced that we had agreed to sell our 49% membership interest in Panoche and our 92.5% membership interest in Gates to Hal Dittmer and Fresno Power Investors Limited Partnership, who owned the remaining interests in Panoche and Gates. Panoche and Gates own gas-fired peaking power plants of 49 megawatts and 46 megawatts, respectively. The Panoche transaction closed in June 2003 and the Gates transaction closed in September 2003. Total consideration for the transactions was approximately $27.2 million consisting of approximately $6.4 million in cash, $2.8 million in notes that matured in May 2004, a $0.5 million note that matures in September 2005 and the release of our obligations under a capital lease from GE Capital to Gates that had an outstanding balance of approximately $17.5 million at the time of the Gates closing. In addition, we were released from a $12 million letter of credit from us to GE Capital that was provided as additional credit support for the Gates capital lease.

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summary of operating results of the discontinued operations (in thousands):

	Years Ended December 31,
	2004	2003	2002

Revenues and other:
U.S. rentals	$261	$4,490	$2,870
International rentals	12,930	15,103	14,363
Parts, service and used equipment	9,663	21,311	20,357
Equity in income of non-consolidated affiliates	123	624	662
Other	695	928	641

	23,672	42,456	38,893

Expenses:
U.S. rentals	914	1,176	363
International rentals	5,827	5,590	4,583
Parts, service and used equipment	7,010	14,698	13,486
Selling, general and administrative	1,657	8,297	11,159
Foreign currency translation	(1,087)	—	26
Depreciation and amortization	2,964	3,438	4,712
Interest expense	—	796	481
Other	468	433	1,309

	17,753	34,428	36,119

Income from discontinued operations before income taxes	5,919	8,028	2,774
Benefit from income taxes	(395)	(2,162)	(1,719)

Income from discontinued operations	$6,314	$10,190	$4,493

      As a result of our consolidation efforts during 2003, we reclassified certain closed facilities to assets held for sale.
      Summary balance sheet data for assets held for sale as of December 31, 2004 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total

Current assets	$2,455	$2,714	$—	$5,169
Property plant and equipment	—	1,077	5,314	6,391

Total assets held for sale	2,455	3,791	5,314	11,560
Current liabilities	—	517	—	517

Liabilities held for sale	—	517	—	517

Net assets held for sale	$2,455	$3,274	$5,314	$11,043

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summary balance sheet data for assets held for sale as of December 31, 2003 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total

Current assets	$6,820	$10,524	$—	$17,344
Property plant and equipment	924	1,386	11,671	13,981

Total assets held for sale	7,744	11,910	11,671	31,325
Current liabilities	—	1,128	—	1,128

Liabilities held for sale	—	1,128	—	1,128

Net assets held for sale	$7,744	$10,782	$11,671	$30,197

4.	Inventory
      Inventory, net of reserves, consisted of the following amounts (in thousands):

	December 31,

	2004	2003

Parts and supplies	$135,751	$114,063
Work in progress	42,708	29,412
Finished goods	6,339	11,822

	$184,798	$155,297

During the year ended December 31, 2004, 2003 and 2002 we recorded approximately $1.1 million, $1.5 million and $13.9 million, respectively, in inventory write-downs and reserves for parts inventory which was either obsolete, excess or carried at a price above market value. As of December 31, 2004 and 2003, we had inventory reserves of $11.7 million and $12.7 million, respectively.

5.	Compressor and Production Equipment Fabrication Contracts
      Costs, estimated earnings and billings on uncompleted contracts consisted of the following (in thousands):

	December 31,

	2004	2003

Costs incurred on uncompleted contracts	$386,577	$366,626
Estimated earnings	49,584	47,782

	436,161	414,408
Less — billings to date	(386,314)	(372,707)

	$49,847	$41,701

      Presented in the accompanying financial statements as follows (in thousands):

	December 31,

	2004	2003

Costs and estimated earnings in excess of billings on uncompleted contracts	$70,103	$50,128
Billings on uncompleted contracts in excess of costs and estimated earnings	(20,256)	(8,427)

	$49,847	$41,701

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property, plant and equipment
      Property, plant and equipment consisted of the following (in thousands):

	December 31,

	2004	2003

Compression equipment, facilities and other rental assets	$2,361,492	$2,407,873
Land and buildings	89,573	80,142
Transportation and shop equipment	78,577	77,912
Other	51,054	41,741

	2,580,696	2,607,668

Accumulated depreciation	(703,655)	(580,014)

	$1,877,041	$2,027,654

      Depreciation expense was $162.0 million, $157.2 million and $136.4 million in 2004, 2003 and 2002, respectively. Depreciation expense for 2003 and 2002 includes $14.3 million and $34.5 million, respectively for the impairment of certain idle units of our compression fleet that are being retired and the acceleration of depreciation of certain plants and facilities expected to be sold or abandoned. Assets under construction of $61.7 million and $81.3 million are included in compression equipment, facilities and other rental assets at December 31, 2004 and 2003, respectively. We capitalized $0.3 million, $1.0 million and $2.5 million of interest related to construction in process during 2004, 2003, and 2002, respectively.
      On July 1, 2003, we adopted the provisions of FIN 46 as they relate to the special purpose entities that lease compression equipment to us. Prior to July 1, 2003, we entered into five lease transactions that were recorded as a sale and leaseback of the compression equipment and were treated as operating leases for financial reporting purposes. As a result, at July 1, 2003, we added approximately $1,089.4 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet as a result of the sale leaseback transactions. On July 1, 2003, we recorded a $133.7 million charge ($86.9 million net of tax) to record the cumulative effect from the adoption of FIN 46 related to prior period depreciation of the compression equipment assets. See Note 13 for a discussion of the impact of our adoption of FIN 46.
      During 2004, we used cash flow from operations and proceeds from asset sales to exercise our purchase option and reduce our outstanding debt and minority interest obligations by $115.0 million under our 2000B compression equipment operating leases. In June 2004 and December 2003, we exercised our purchase options under the 2000A and 1999 compression equipment operating leases (See Note 11). As of December 31, 2004, the remaining compression assets owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $564.7 million, including improvements made to these assets after the sale leaseback transactions.

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Intangible and Other Assets
      Intangible and other assets consisted of the following (in thousands):

	December 31,

	2004	2003

Deferred debt issuance and leasing transactions costs	$29,946	$33,100
Notes receivable	7,300	7,319
Intangibles	6,070	7,298
Other	17,794	16,541

	$61,110	$64,258

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
      See Note 18 for a discussion of related party notes receivable.
      Intangible assets consisted of the following:

	As of December 31, 2004		As of December 31, 2003

	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization

	(in thousands)
Deferred debt issuance transaction costs	$42,623	$(12,677)	$42,583	$(9,483)
Marketing related (3-20 yr life)	4,581	(2,435)	4,419	(1,482)
Customer related (20 yr life)	3,684	(889)	3,390	(490)
Technology based (5 yr life)	1,529	(567)	1,463	(206)
Contract based (17 yr life)	650	(483)	650	(446)

	$53,067	$(17,051)	$52,505	$(12,107)

      In 2003, upon the acquisition of the remaining 49% interest of Belleli, certain contract based intangibles were reclassified to goodwill.
      Amortization of intangible and deferred debt issuance transaction costs totaled $12.4 million, $11.0 million and $10.8 million in 2004, 2003 and 2002, respectively. Estimated future intangible amortization expense is (in thousands):

2005	$8,701
2006	4,870
2007	4,843
2008	4,136
2009	3,050
Thereafter	10,416

$36,016

8.	Investments in Non-Consolidated Affiliates
      Investments in affiliates that are not controlled by HCLP but where we have the ability to exercise significant influence over the operations are accounted for using the equity method. Our share of net income or losses of these affiliates is reflected in the Consolidated Statement of Operations as Equity in

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income of non-consolidated affiliates. Our primary equity method investments are comprised of entities that own, operate, service and maintain compression and other related facilities. Our equity method investments totaled approximately $89.2 million and $87.6 million at December 31, 2004 and 2003, respectively.
      Our ownership interest and location of each equity method investee at December 31, 2004 is as follows:

	Ownership
	Interest	Location	Type of Business

PIGAP II	30.0%	Venezuela	Gas Compression Plant
El Furrial	33.3%	Venezuela	Gas Compression Plant
Simco/Harwat Consortium	35.5%	Venezuela	Gas Compression Plant
CrystaTech, Inc.	46.0%	United States	Process Technology Company
      Summarized balance sheet information for investees accounted for by the equity method follows (on a 100% basis, in thousands):

	December 31,

	2004	2003

Current assets	$148,938	$176,925
Non-current assets	528,669	585,335
Current liabilities, excluding debt	35,407	43,753
Debt payable	349,030	409,157
Other non-current liabilities	41,053	36,114
Owners’ equity	252,117	273,236
      Summarized earnings information for these entities for the years ended December 31, 2004, 2003 and 2002 follows (on a 100% basis, in thousands):

	Years Ended December 31,

	2004	2003	2002

Revenues	$186,457	$277,575	$288,268
Operating income	127,698	136,998	85,907
Net income	57,775	60,526	72,031
      The most significant investments are the joint ventures (PIGAP II, El Furrial and Simco/Harwat Consortium) acquired in connection with the POC acquisition completed in August 2001. At December 31, 2004 and 2003, these ventures account for approximately $89.2 million and $79.4 million of our equity investments, respectively, and generated equity in earnings for 2004, 2003 and 2002 of approximately $20.3 million, $21.7 million and $21.7 million. During 2004 and 2003, we received approximately $9.8 million and $18.5 million in dividends from these joint ventures. At December 31, 2004 and 2003, we had recognized approximately $28.0 million and $17.4 million, respectively, of earnings in excess of distributions from these joint ventures.
      In connection with our investment in El Furrial and Simco/Harwat Consortium, Hanover guaranteed our portion of the debt in the joint venture related to these projects. At December 31, 2004 and 2003 Hanover had guaranteed approximately $48.3 million and $52.3 million, respectively, of the debt which is on the books of these joint ventures. These amounts are not recorded on HCLP’s books however, HCLP may need to fund these guarantees through an advance or distribution to Hanover.

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2004, we sold our ownership interest in Collicutt Energy Services Ltd. (“CES”) for approximately $2.6 million to an entity owned by Steven Collicutt. HCLP owned approximately 2.6 million shares in CES, which represented approximately 24.1% of the ownership interest of CES. (See Note 3.)
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
      During 2003, we acquired a 35% interest in CrystaTech, Inc., a process technology company, for approximately $0.5 million. During 2004, we contributed approximately $0.3 million and increased our ownership in CrystaTech, Inc. to 46.0%.
      In November 2002 and August 2003, we acquired additional interest in Belleli bringing the total ownership to 100%. The increase in ownership in November 2002 required that we record our investment in Belleli using the consolidation method of accounting rather than equity method accounting. The results of Belleli’s operations subsequent to the acquisition of the controlling interest in November 2002, and the assets and liabilities of Belleli have been consolidated in our financial statements. (See Note 2.)
      In the normal course of business, we engage in purchase and sale transactions with Collicutt Energy Services Ltd. During the years ended December 31, 2004, 2003, and 2002, we had sales to this related party of $0.0 million, $0.3 million, and $0.9 million respectively; and purchases of $6.1 million, $6.1 million, and $19.6 million, respectively. At December 31, 2003, we had a net payable to this related party of $0.8 million. In 2002, due to permanent decline in the market value of our investment in Collicutt Energy Services Ltd., we recorded to Other expense an impairment of $5.0 million.
      We also hold interests in companies in which we do not exercise significant influence over the operations. These investments are accounted for using the cost method. Cost method investments totaled approximately $1.1 million at December 31, 2004 and 2003. During 2002, we determined that certain of our cost method investments were permanently impaired and therefore recorded in Other expense impairment charges amounting to $7.1 million.
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

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized separately and amortized as appropriate. The adoption of SFAS 142 has had an impact on HCLP’s financial statements, due to the discontinuation of goodwill amortization expense.
      The provisions of SFAS 142 require us to identify our reporting units and perform an annual impairment assessment of the goodwill attributable to each reporting unit. We allocate goodwill to our reporting units based on the business acquisition from which it resulted. We determined that our reporting units are the same as our business segments, except for our production and processing equipment business that we evaluated at one level below our business segments. We perform our annual impairment assessment in the fourth quarter of the year and determine the fair value of reporting units using a combination of the expected present value of future cash flows and the market approach.
      There were no impairments in 2004 related to our annual impairment test. During 2003, we performed an impairment review of goodwill and because the present value of Belleli’s expected cash flows was less than the book value of our investment in Belleli, we determined that a $35.5 million impairment charge should be recorded on the goodwill associated with Belleli. (See Note 2.)
      Due to a downturn in our business and changes in the business environment in which we operate, we completed an additional impairment analysis as of June 30, 2002. As a result of the test performed as of June 30, 2002, we recorded a $47.5 million impairment of goodwill attributable to our production and processing equipment fabrication business unit. In the fourth quarter of 2002, we recorded a $4.6 million goodwill impairment related to the pump division of our compressor and accessory fabrication business.
      The table below presents the change in the net carrying amount of goodwill for the years ended December 31, 2004 and 2003 (in thousands):

			Purchase
			Adjustment
	December 31,		and Other	Goodwill	December 31,
	2003	Dispositions(1)	Adjustments(2)	Impairment	2004

U.S. rentals	$94,904	$—	$4,859	$—	$99,763
International rentals	34,282	(2,145)	2,948	—	35,085
Parts, service and used equipment	32,870	—	206	—	33,076
Compressor and accessory fabrication	14,573	—	—	—	14,573

Total	$176,629	$(2,145)	$8,013	$—	$182,497

(1)	Relates to sale of the compression rental assets of our Canadian subsidiary.

(2)	Relates primarily to purchase price adjustments for taxes related to acquisitions.

			Purchase
			Adjustment
	December 31,		and Other	Goodwill	December 31,
	2002	Acquisitions	Adjustments	Impairment	2003

U.S. rentals	$94,655	$—	$249	$—	$94,904
International rentals	34,659	—	(377)	—	34,282
Parts, service and used equipment	32,691	558	(379)	—	32,870
Compressor and accessory fabrication	14,573	—	—	—	14,573
Production and processing equipment	3,941	15,000	16,525	(35,466)	—

Total	$180,519	$15,558	$16,018	$(35,466)	$176,629

Additions to goodwill for our production and processing segment for 2003 relate to our acquisition of Belleli. (See Note 2.)

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accrued Liabilities
      Accrued liabilities are comprised of the following (in thousands):

	December 31,

	2004	2003

Accrued salaries, bonuses and other employee benefits	$30,323	$30,179
Accrued income and other taxes	29,768	15,948
Current portion of interest rate swaps	1,061	11,703
Accrued interest	17,428	19,565
Accrued interest — due to general partner	5,298	1,003
Accrued other	31,401	41,479

	$115,279	$119,877

      We had previously announced our plan to reduce our U.S. headcount by approximately 500 employees worldwide and to close four fabrication facilities. During the year ended December 31, 2002, we accrued approximately $2.7 million in employee separation costs in selling, general and administrative expense on our Consolidated Statements of Operations related to the reduction in workforce. During the year ended December 31, 2003, we paid approximately $2.0 million in employee separation costs, implemented further cost saving initiatives and closed two facilities in addition to the four fabrication facilities we closed pursuant to our original reduction plan. During the year ended 2004, we paid an additional $0.7 million in employee separation costs related to the completion of these activities. From December 31, 2002 to December 31, 2004, our U.S. headcount has decreased by approximately 600 employees.

11.	Debt
      Short-term debt consisted of the following (in thousands):

	December 31,

	2004	2003

Belleli— factored receivables	$1,011	$13,261
Belleli— revolving credit facility	4,095	16,141
Other, interest at 5.0%, due 2004	—	3,117

Short-term debt	$5,106	$32,519

      Belleli’s factoring arrangements are typically short term in nature and bore interest at a weighted average rate of 4.0% at December 31, 2004 and 2003. Belleli’s revolving credit facilities bore interest at a weighted average rate of 4.0% and 3.2% at December 31, 2004 and 2003, respectively. These revolving credit facilities are callable during 2005.

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-term debt consisted of the following (in thousands):

	December 31,

	2004	2003

Bank credit facility due December 2006	$7,000	$27,000
2000A equipment lease notes, interest at 4.2%, due March 2005	—	193,600
2000B equipment lease notes, interest at 5.2%, due October 2005	55,861	167,411
2001A equipment lease notes, interest at 8.5%, due September 2008	300,000	300,000
2001B equipment lease notes, interest at 8.8%, due September 2011	250,000	250,000
Real estate mortgage, collateralized by certain land and buildings, payable through September 2004	—	2,917
Fair value adjustment— fixed to floating interest rate swaps	(5,996)	—
Other, interest at various rates, collateralized by equipment and other assets, net of unamortized discount	3,178	1,875

	610,043	942,803
Less— current maturities	(1,430)	(3,511)

Long-term debt	$608,613	$939,292

      Maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2004 are (in thousands):

December 31,
2004

2005	$57,291
2006	8,304
2007	222
2008	300,045
2009	49
Thereafter	244,132

$610,043

Bank Credit Facility
      In December 2003, we entered into a $350 million bank credit facility having a maturity date of December 29, 2006 and made conforming amendments related to the compression equipment lease obligations that we entered into in 2000. Our prior $350 million bank credit facility that was scheduled to mature in November 2004, was terminated upon closing of the new facility. The new agreement prohibits Hanover (without the lenders’ prior approval) from declaring or paying any dividend (other than dividends payable solely in Hanover common stock or in options, warrants or rights to purchase such common stock) on, or making similar payments with respect to, its capital stock. The new agreement clarifies and provides certain thresholds with respect to our ability to make investments in our international subsidiaries. In addition, under the new agreement, we granted the lenders a security interest in the inventory, equipment and certain other property of HCLP and its U.S. subsidiaries (with certain exceptions), and pledged 66% of the equity interest in certain of our international subsidiaries. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets.
      Our bank credit facility provides for a $350 million revolving credit in which advances bear interest at (a) the greater of the administrative agent’s prime rate, the federal funds effective rate, or the base CD rate, or (b) a eurodollar rate, plus, in each case, a specified margin (5.2% weighted average interest rate at December 31, 2004). A commitment fee equal to 0.625% times of the average daily amount of the available commitment under the bank credit facility is payable quarterly to the lenders participating in the bank credit facility.

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We expect that our bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for 2005. As of December 31, 2004, we had $7.0 million in outstanding borrowings under our bank credit facility. Outstanding amounts under that facility bore interest at a weighted average rate of 5.2% and 4.2% at December 31, 2004 and 2003. As of December 31, 2004, we also had approximately $99.3 million in letters of credit outstanding under our bank credit facility. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $350 million credit limit, plus, in addition to certain other indebtedness, an additional (a) $40 million in unsecured indebtedness, (b) $50 million of nonrecourse indebtedness of unqualified subsidiaries and (c) $25 million of secured purchase money indebtedness. Giving effect to the covenant limitations in our bank credit facility, additional borrowings of up to $123.0 million were available under our bank credit facility as of December 31, 2004.
      During 2004, we paid off $115.0 million in indebtedness and minority interest obligations under our 2000B equipment lease notes. During February 2005, we repaid our 2000B compressor equipment lease obligations using our bank credit facility and therefore have classified our 2000B equipment lease notes as long-term debt.
      As of December 31, 2004, we were in compliance with all material covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or a default under certain of the various indentures and agreements would in some situations trigger cross-default provisions under our bank credit facilities or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations. Additionally, our bank credit facility requires that the minimum tangible net worth of HCLP not be less than $702 million. This may limit distributions by HCLP to Hanover in future periods.
      In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, Hanover’s 8.625% Senior Notes due 2010 and Hanover’s 9% Senior Notes due 2014 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, Hanover’s ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or Hanover’s “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, Hanover’s 8.625% Senior Notes due 2010 and Hanover’s 9% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of December 31, 2004, Hanover’s coverage ratio was less than 2.25 to 1.0, and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $58.5 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness.

12.	Due to General Partner
      We have entered into four promissory notes in favor of our general partner. Under these notes, we promised to pay to the order of our general partner: (a) such amounts as are equal to the amounts which are due by Hanover to the holders of Hanover’s $200 million 8.625% Senior Notes due 2010 (the “8.625% Senior Notes”) and all costs incurred by Hanover in connection with the issuance of the

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Obligations to our general partner that have the same general terms as the Hanover notes payable consisted of the following (in thousands):

	December 31,

	2004	2003

4.75% senior notes due 2014	$143,750	$143,750
8.625% senior notes due 2010	200,000	200,000
9.0% senior notes due 2014	200,000	—
11% zero coupon subordinated notes due March 2007	206,467	185,501

	$750,217	$529,251

Convertible Senior Notes
      In December 2003, Hanover issued under its shelf registration statement $143.8 million aggregate principal amount of 4.75% convertible senior notes due 2014. Hanover may redeem these convertible notes beginning in 2011, subject to certain conditions. The convertible notes are convertible into shares of Hanover common stock at an initial conversion rate of 66.6667 shares of Hanover common stock per $1,000 principal amount of the convertible notes (subject to adjustment in certain events, some of which may result in the triggering of a beneficial conversion feature) at any time prior to the stated maturity of the convertible notes or the redemption or repurchase of the convertible notes by Hanover. The proceeds from this offering were loaned to HCLP and were used to repay a portion of the outstanding indebtedness under our bank credit facility.

Senior Notes
      In June 2004, Hanover issued $200.0 million aggregate principal amount of its 9.0% Senior Notes due 2014, which are fully and unconditionally guaranteed on a senior subordinated basis by HCLP. The net proceeds from this offering and available cash were loaned to HCLP and were used to repay the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease that was to expire in March 2005.
      In December 2003, Hanover issued $200.0 million aggregate principal amount of its 8.625% Senior Notes due 2010, which are fully and unconditionally guaranteed on a senior subordinated basis by HCLP. The net proceeds from this offering were loaned to HCLP and were used to repay the outstanding

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
indebtedness and minority interest obligations of $194.0 million and $6.0 million, respectively, under our 1999A equipment lease that was to expire in June 2004.

Zero Coupon Subordinated Notes
      In January 2003, Hanover gave notice of its intent to exercise our right to put our interest in the PIGAP II joint venture back to Schlumberger. If not exercised, the put right would have expired as of February 1, 2003. We acquired our interest in PIGAP II as part of our purchase of POC from Schlumberger in August 2001. On May 14, 2003, Hanover and HCLP entered into an agreement with Schlumberger to terminate Hanover’s right to put our interest in the PIGAP II joint venture to Schlumberger. As a result, we retained our ownership interest in PIGAP II. Hanover also agreed with Schlumberger to restructure the $150 million subordinated note that Schlumberger received from Hanover in August 2001 as part of the purchase price for the acquisition of POC.
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
      As of March 31, 2003, the date from which the interest rate was adjusted, the $150 million subordinated note had an outstanding principal balance of approximately $171 million, including accrued interest. Under the restructured terms, the maturity of the restructured notes has been extended to March 31, 2007, from the original maturity of December 31, 2005. The notes are zero coupon notes with original issue discount accreting at 11.0% for its remaining life, up to a total principal amount of $262.6 million payable at maturity. The notes will accrue additional interest at a rate of 2.0% per annum upon the occurrence and during the continuance of an event of default under the notes. The notes will also accrue additional interest at a rate of 3.0% per annum if Hanover’s consolidated leverage ratio, as defined in the indenture governing the notes, exceeds 5.18 to 1.0 as of the end of two consecutive fiscal quarters. As of December 31, 2004, we estimate that our debt balance could have increased by approximately $195 million in additional indebtedness and not exceeded the 5.18 to 1.0 ratio. Notwithstanding the foregoing, the notes will accrue additional interest at a rate of 3.0% per annum if both of the previously mentioned circumstances occur. The notes also contain a covenant that limits our ability to incur additional indebtedness if Hanover’s consolidated leverage ratio exceeds 5.6 to 1.0, subject to certain exceptions. Schlumberger will no longer have a first call on any proceeds from the issuance of any shares of capital stock or other equity interests by Hanover and the notes are not callable by Hanover until March 31, 2006. As agreed upon with Schlumberger, Hanover has agreed to bear the cost of and has registered these notes with the Securities and Exchange Commission (“SEC”) covering the resale of the restructured notes by Schlumberger. The registration process was completed in December 2003 and the notes were sold by Schlumberger and we incurred $0.8 million in registration expenses.
      Also on May 14, 2003, Hanover and HCLP agreed with Schlumberger Surenco, an affiliate of Schlumberger, to the modification of the repayment terms of a $58.0 million obligation that was accrued

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as a contingent liability on our balance sheet since the acquisition of POC and was associated with the PIGAP II joint venture. The obligation was converted into a non-recourse promissory note (“PIGAP Note”) payable by Hanover Cayman Limited, our indirect wholly-owned consolidated subsidiary, with a 6% interest rate compounding semi-annually until maturity in December 2053. In October 2003, the PIGAP II joint venture closed on the project’s financing and distributed approximately $78.5 million to us, of which approximately $59.9 million was used to repay the PIGAP Note.
      For financial accounting purposes, the above described changes to the restructured subordinated note and PIGAP Note were not considered an extinguishment of debt, but have been accounted for as debt modifications which resulted in no income or expense recognition related to the transaction.

13.	Leasing Transactions and Accounting Change for FIN 46
      As of December 31, 2004, we are the lessee in three transactions involving the sale of compression equipment by us to special purpose entities, which in turn lease the equipment back to us. At the time we entered into the leases, these transactions had a number of advantages over other sources of capital then available to us. The sale leaseback transactions (1) enabled us to affordably extend the duration of our financing arrangements and (2) reduced our cost of capital.
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
      During 2004, we used cash flow from operations and proceeds from asset sales to exercise our purchase option and reduce our outstanding debt and minority interest obligations by $115.0 million under our 2000B compression equipment operating leases. In June 2004 and December 2003, we exercised our purchase options under the 2000A and 1999 compression equipment operating leases (See Note 11.) As of

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004, the remaining compression assets owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $564.7 million, including improvements made to these assets after the sale leaseback transactions.
      The following table summarizes as of December 31, 2004 the residual guarantee, lease termination date and minority interest obligations for equipment leases (in thousands):

	Residual		Minority
	Value	Lease	Interest
Lease	Guarantee	Termination Date	Obligation

October 2000	$47,482	October 2005	$1,728
August 2001	232,000	September 2008	9,300
August 2001	175,000	September 2011	7,750

	$454,482		$18,778

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
      The minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2004, the yield rates on the outstanding equity certificates ranged from 5.7% to 10.6%. Equity certificate holders may receive a return of capital payment upon lease termination or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2004, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
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

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively. The registration statements became effective in February 2003. The exchange offer was completed and the requirement to pay the additional lease expense ended on March 13, 2003.
      In February 2003, in connection with an amendment to our bank credit facility and, in December 2003, in connection with the closing on our new bank credit facility, we executed conforming amendments to the compression equipment leases entered into in 2000 (see Note 11).

14.	Income Taxes
      The components of income (loss) from continuing operations before income taxes were as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

U.S.	$(56,733)	(56,545)	$(99,308)
International	40,151	2,078	18,408

	$(16,582)	$(54,467)	$(80,900)

      The provision for (benefit from) income taxes from continuing operations consisted of the following (in thousands):

	Years Ended December 31,

	2004	2003	2002

Current tax provision (benefit):
Federal	$168	$—	$(9,551)
State	(27)	245	(227)
International	12,999	13,171	11,027

Total current	13,140	13,416	1,249

Deferred tax provision (benefit):
Federal	(231)	(23,293)	(4,989)
State	1,959	—	—
International	14,048	8,547	(7,625)

Total deferred	15,776	(14,746)	(12,614)

Total provision for (benefit from) income taxes	$28,916	$(1,330)	$(11,365)

      The provision for (benefit from) income taxes for 2004, 2003 and 2002 resulted in effective tax rates on continuing operations of (174.4)%, 2.4%, and 14.0%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Federal income tax at statutory rate	$(5,803)	$(19,064)	$(28,315)
State income taxes, net of federal benefit	1,256	159	(148)
International effective rate/ U.S. rate differential (including international valuation allowances)	6,783	13,975	(5,841)
U.S. impact of international operations, net of federal benefit	14,877	5,270	7,894
Nondeductible goodwill	—	—	10,117
U.S. valuation allowances	10,848	—	2,609
Other, net	955	(1,670)	2,319

	$28,916	$(1,330)	$(11,365)

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Net operating losses carryforward	$265,469	$211,581
Investment in joint ventures	737	8,955
Inventory	5,048	16,623
Alternative minimum tax credit carryforward	5,337	5,407
Derivative instruments	722	5,279
Accrued liabilities	3,634	10,858
Intangibles	11,093	14,274
Capital loss carryforward	10,293	5,852
Other	22,057	6,794

Gross deferred tax assets	324,390	285,623
Valuation allowance	(39,662)	(29,269)

	284,728	256,354

Deferred tax liabilities:
Property, plant and equipment	(332,294)	(291,249)
Other	(6,135)	(2,087)

Gross deferred tax liabilities	(338,429)	(293,336)

	$(53,701)	$(36,982)

      We had a U.S. net operating loss carryforward at December 31, 2004 of approximately $691.0 million of which, $6.7 million is subject to expiration from 2005 through 2009, and the remainder expires from 2010 to 2024. At December 2004, we had a capital loss carryforward of approximately $29.4 million that will expire in future years through 2009. In addition we had an alternative minimum tax credit carryforward of approximately $5.3 million that does not expire. At December 31, 2004, we had approximately $67.5 million of net operating loss carryforwards in certain non-U.S. jurisdictions, of which approximately $18.8 million have no expiration date, $34.0 million are subject to expiration from 2005 to 2009; and $14.7 million are subject to expiration from 2010 to 2013.
      The valuation allowance increased by $10.4 million primarily due to: (1) an $11.5 million valuation allowance ($10.8 million recorded in continuing operations) recorded for our U.S. deferred tax assets related to our net operating loss and capital loss carryforwards and (2) an $11.9 million valuation allowance recorded for certain non-U.S. tax jurisdictions, offset by (3) a $13.0 million reduction due to utilization of prior year valuation allowances in the current year in certain other non-U.S. tax jurisdictions. Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to their expiration. Management believes it is more likely than not that the remaining deferred tax asset, not subject to valuation allowance, will be realized through future taxable income.
      We plan to reinvest the undistributed earnings of our international subsidiaries of approximately $192 million. Accordingly, U.S. deferred taxes have not been provided on these earnings. Calculating the tax effect of distributing these amounts is not practicable at this time.

15.	Accounting for Derivatives
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

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our note to our general partner that has the same general terms as Hanover’s 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of December 31, 2004 (dollars in thousands):

				Fair Value of
		Fixed Rate to be		Swap at
Floating Rate to be Paid	Maturity Date	Received	Notional Amount	December 31, 2004

Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(3,254)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(2,742)
      As of December 31, 2004, a total of approximately $0.7 million in other current assets, $6.7 million in long-term liabilities and a $6.0 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, that is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of December 31, 2004 we estimated that the effective rate for the six-month period ending in June 2005 would be approximately 7.97%.
      During 2001, we entered into three interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

				Fair Value of
				Swap at
Lease	Maturity Date	Fixed Rate to be Paid	Notional Amount	December 31, 2004

March 2000	March 11, 2005	5.2550%	$100,000	$(527)
August 2000	March 11, 2005	5.2725%	$100,000	$(534)
October 2000	October 26, 2005	5.3975%	$100,000	$—
      These three swaps, which we designated as cash flow hedging instruments, met the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income. During the years ended December 31, 2004, 2003 and 2002, we recorded other comprehensive income of approximately $9.2 million, $7.9 million and a loss of $13.6 million, respectively, related to these three swaps ($9.2 million, $5.1 million and $8.9 million, respectively, net of tax).
      On June 1, 2004, we repaid the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease. As a result, the two interest rate swaps maturing on March 11, 2005, each having a notional amount of $100 million, associated with the 2000A equipment lease no longer meet specific hedge criteria and the unrealized loss related to the mark-to-market adjustment prior to June 1, 2004 of $5.3 million will be amortized into interest expense over the remaining life of the swap. In addition, beginning June 1, 2004, changes in the mark-to-market adjustment are recognized as interest expense in the statement of operations. As of December 31, 2004, a total of approximately $1.1 million was recorded in current liabilities with respect to

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the fair value adjustment related to these swaps. During the year ended December 31, 2004 we recorded approximately $4.2 million in interest expense related to the mark-to-market adjustment of these swaps.
      During 2004, we repaid approximately $115.0 million of debt and minority interest obligations related to our October 2000 compressor equipment lease. Because we are no longer able to forecast the remaining variable payments under this lease, the interest rate swap could no longer be designated as a hedge. Because of these factors, in the fourth quarter 2004 we reclassed the $2.8 million fair value that had been recorded in other comprehensive income into interest expense. During December 2004, we terminated this interest rate swap and made a payment of approximately $2.6 million to the counterparty.
      Prior to 2001, we entered into two interest rate swaps with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. The difference paid or received on the swap transactions was recorded as an accrued liability and recognized in leasing expense in all periods before July 1, 2003, and in interest expense until expiration in July 2003. Because management decided not to designate the interest rate swaps as hedges, we recognized unrealized gains of approximately $4.1 million and $3.2 million related to the change in the fair value of these interest rate swaps in lease expense in our statement of operations during 2003 and 2002, respectively and recognized an unrealized gain of approximately $0.5 million in interest expense in 2003.
      During 2003, we entered into forward exchange contracts with a notional value of $10.0 million to mitigate the risk of changes in exchange rates between the Euro and the U.S. dollar. These contracts matured during 2004. As of December 31, 2003, a total of approximately $0.6 million was recorded in other current assets and other comprehensive income with respect to the fair value adjustment related to these three contracts. The counterparties to our interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

16.	Stock Options
      Certain of our employees participate in stock option plans maintained by Hanover on behalf of HCLP that provide for the granting of restricted stock and options to purchase common shares. Options are generally issued with an exercise price equal to the fair market value on the date of grant and are exercisable over a ten-year period. Options granted typically vest over a three to four year period. No compensation expense related to stock options was recorded in 2004, 2003 and 2002. At December 31, 2004, approximately 1.5 million shares of Hanover common stock were available for grant in future periods under our employee stock incentive plans.

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of stock option activity for the years ended December 31, 2004, 2003 and 2002:

		Weighted average
	Shares	price per share

Options outstanding, December 31, 2001	7,664,475	$6.62
Options granted(1)	1,497,706	13.35
Options canceled	(261,323)	10.29
Options exercised	(1,422,850)	4.69

Options outstanding, December 31, 2002	7,478,008	8.21
Options granted(1)	539,285	11.41
Options canceled	(652,963)	11.06
Options exercised	(1,432,636)	4.68

Options outstanding, December 31, 2003	5,931,694	9.07
Options granted(1)	77,474	11.47
Options canceled	(624,656)	13.19
Options exercised	(1,140,073)	8.38

Options outstanding, December 31, 2004	4,244,439	8.67

(1)	Option price equal to fair market value on date of grant.
      The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Life in	Exercise		Exercise
Range of exercise prices	Shares	Years	Price	Shares	Price

$0.00-2.50	1,377,880	0.6	$2.27	1,377,880	$2.27
$2.51-5.00	16,659	0.7	4.75	16,659	4.75
$5.01-7.50	47,084	1.3	5.70	47,084	5.70
$7.51-10.00	1,329,227	3.7	9.75	1,227,599	9.75
$10.01-12.50	634,824	7.4	11.61	275,354	11.97
$12.51-15.00	677,913	6.8	14.46	334,625	14.47
$15.01-17.50	75,000	7.2	17.25	50,000	17.25
$17.51-20.00	21,000	7.1	18.95	12,067	18.91
$20.01-22.50	23,152	0.2	20.09	23,152	20.09
$22.51-25.00	41,700	6.4	25.00	25,980	25.00

	4,244,439			3,390,400

      The weighted-average fair value at date of grant for options where the exercise price equals the market price of the stock on the grant date was $11.47, $11.41, and $13.35 per option during 2004, 2003 and 2002, respectively.
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

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employee stock options. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2004	2003	2002

Expected life	7.5 years	6 years	6 years
Interest rate	4.17%	3.16%	4.4%
Volatility	38.0%	40.3%	39.3%
Dividend yield	0%	0%	0%
      See Note 1 for stock based compensation pro forma impact on net income.

17.	Benefit Plans
      The Hanover Companies Retirement Savings Plan, which was established by Hanover pursuant to section 401(k) of the United States Internal Revenue Code of 1986, as amended, provides for optional employee contributions up to the IRS limitation and discretionary employer matching contributions. We recorded matching contributions of $2.7 million, $2.6 million, and $1.5 million during the years ended December 31, 2004, 2003 and 2002, respectively.

18.	Related Party and Certain Other Transactions

Transactions with GKH Entities
      Hanover and GKH Investments, L.P. and GKH Private Limited (collectively “GKH”), were parties to a stockholders agreement that provided, among other things, for GKH’s rights of visitation and inspection and Hanover’s obligation to provide Rule 144A information to prospective transferees of Hanover common stock.
      William S. Goldberg, who was at the time a Managing Director of GKH Partners, acted as Chief Financial Officer of Hanover during 2001 and into 2002 and served as Vice Chairman of the Board beginning in February 2002. Mr. Goldberg resigned as Chief Financial Officer in February 2002 and resigned as Vice Chairman of the Board and as a member of the Board in August 2002. Mr. Goldberg did not receive cash remuneration from HCLP. We did reimburse GKH Partners for certain travel and related expenses incurred by Mr. Goldberg in connection with his efforts on HCLP’s behalf.
      On December 3, 2002, GKH, as nominee for GKH Private Limited, and GKH Investments, L.P. made a partial distribution of 10.0 million shares out of a total of 18.3 million shares held by GKH to its limited and general partners. In addition, we received a letter on March 11, 2004 from the administrative trustee of the GKH Liquidating Trust indicating it and one of its affiliates had decided to distribute 5.8 million shares of the remaining 8.3 million shares of Hanover common stock owned by the GKH Liquidating Trust (formerly held by GKH Investments, L.P. and GKH Private Limited, collectively “GKH”) and its affiliate to the relevant beneficiaries. We understand that in April 2004 GKH contributed the remaining 2.5 million shares of Hanover’s common stock held by GKH to the securities settlement fund.

Transactions with Schlumberger Entities
      In August 2001, we purchased POC from the Schlumberger Companies (as defined below). Schlumberger Limited (Schlumberger Limited and the Schlumberger Companies, collectively are referred to as “Schlumberger”) owns, directly or indirectly, all of the equity of the Schlumberger Companies. Pursuant to the Lock-Up, Standstill and Registration Rights Agreement, dated as of August 31, 2001 (the “Schlumberger Rights Agreement”), between Schlumberger Technology Company, Camco International Inc., Schlumberger Surenco, S.A., Schlumberger Oilfield Holdings Limited, Operational Services, Inc. (collectively, the “Schlumberger Companies”) and Hanover, Hanover granted to each of the Schlum-

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
berger Companies certain registration rights in connection with shares of the Hanover common stock received by the Schlumberger Companies as consideration in the POC acquisition (the “Hanover Stock”). The registration rights granted to the Schlumberger Companies include (i) the right, subject to certain restrictions, to register the Hanover Stock in any registration of securities initiated by Hanover within the period of time beginning on the third anniversary of the date of the Schlumberger Rights Agreement and ending on the tenth anniversary of the date of the Schlumberger Rights Agreement (such period of time, the “Registration Period”), and (ii) the right, subject to certain restrictions, to demand up to five registrations of the Hanover Stock within the Registration Period. Hanover is required to pay all registration expenses in connection with registrations of Hanover Stock pursuant to the Schlumberger Rights Agreement. For a period of three years from the date of the Schlumberger Rights Agreement, the Schlumberger Companies were prohibited from, directly or indirectly, selling or contracting to sell any of the Hanover Stock. The Schlumberger Rights Agreement also provides that none of the Schlumberger Companies shall, without Hanover’s written consent, (i) acquire or propose to acquire, directly or indirectly, greater than twenty-five percent (25%) of the shares of Hanover common stock, (ii) make any public announcement with respect to, or submit a proposal for, any extraordinary transaction involving Hanover, (iii) form or join in any group with respect to the matters set forth in (i) above, or (iv) enter into discussions or arrangements with any third party with respect to the matters set forth in (i) above.
      Schlumberger has the right under the POC purchase agreement, so long as Schlumberger owns at least 5% of Hanover’s common stock and subject to certain restrictions, to nominate one representative to sit on Hanover’s Board of Directors. Schlumberger currently has no representative who sits on the Hanover’s board of directors. For the years ended December 31, 2004, 2003, and 2002, HCLP generated revenues of approximately $0.0 million, $0.5 million, and $6.0 million in business dealings with Schlumberger. In addition, HCLP made purchases of equipment and services of approximately $0.5 million, $0.0 million and $7.6 million from Schlumberger during 2004, 2003 and 2002, respectively.
      As part of the purchase agreement entered into with respect to the POC Acquisition, Hanover was required to make a payment of up to $58.0 million plus interest from the proceeds of and due upon the completion of a financing of PIGAP II, a South American joint venture acquired by HCLP from Schlumberger. (See Note 8.) Because the joint venture failed to execute the financing on or before December 31, 2002, Hanover had the right to put our interest in the joint venture back to Schlumberger in exchange for a return of the purchase price allocated to the joint venture, plus the net amount of any capital contributions by us to the joint venture. In January 2003, Hanover gave notice of its intent to exercise our right to put our interest in the joint venture back to Schlumberger. If not exercised, the put right would have expired as of February 1, 2003. (See Note 12.) In May 2003, Hanover and HCLP agreed with Schlumberger Surenco, an affiliate of Schlumberger, to the modification of the repayment terms of the $58.0 million obligation. The obligation was converted into a non-recourse promissory note with a 6% interest rate compounding semi-annually until maturity in December 2053. In October 2003, the PIGAP II joint venture closed on the project’s financing and distributed approximately $78.5 million to us, of which approximately $59.9 million was used to pay off the PIGAP Note.
      In connection with the POC Acquisition, Hanover issued a $150.0 million subordinated acquisition note to Schlumberger, which was scheduled to mature on December 15, 2005. The terms of this note were renegotiated in May, 2003. (See Note 12.)
      In August 2001, we entered into a five-year strategic alliance with Schlumberger intended to result in the active support of Schlumberger in fulfilling certain of our business objectives. The principal components of the strategic alliance include (1) establishing Hanover and HCLP as Schlumberger’s most favored supplier of compression, natural gas treatment and gas processing equipment worldwide, (2) Schlumberger’s coordination and cooperation in further developing HCLP’s international business by

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
placing our personnel in Schlumberger’s offices in six top international markets and (3) providing HCLP with access to consulting advice and technical assistance in enhancing its field automation capabilities.
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

Other Related Party Transactions
      In January 2002, HCLP advanced cash of $0.1 million to Robert O. Pierce, a former Senior Vice President — Manufacturing and Procurement, in return for a promissory note. The note bore interest a 4.0%, matured on September 30, 2002, and was unsecured. On September 18, 2002, the Board of Directors approved the purchase of 30,054 shares of Hanover common stock from Mr. Pierce at $9.60 per share for a total of $0.3 million. The price per share was determined by reference to the closing price quoted on the New York Stock Exchange on September 18, 2002. The Board of Directors determined to purchase the shares from Mr. Pierce because it was necessary for him to sell shares to repay his loan with HCLP as well as another outstanding loan. The loans matured during a blackout period under our insider trading policy and therefore Mr. Pierce could not sell shares of Hanover stock in the open market to repay the loans. Mr. Pierce’s loan from HCLP was repaid in full in September 2002.
      In exchange for notes, HCLP has loaned approximately $8.9 million to employees, some of who were subject to margin calls, which together with accrued interest were outstanding as of December 31, 2002. In December 2002, Hanover’s Board of Directors eliminated the practice of extending loans to employees and executive officers and there are no loans outstanding with any current executive officer of HCLP. Due to the decline in Hanover’s stock price and other collectibility concerns, we have recorded a charge in other expense to reserve $6.0 million for these employee loans. During 2003, the notes receivable for loans to employees who were not executive officers were forgiven.
      In connection with the restatements announced by Hanover in 2002, certain of Hanover’s officers and directors were named as defendants in putative stockholder class actions, stockholder derivative actions and were involved with the investigation that was conducted by the Staff of the SEC. Pursuant to the indemnification provisions of Hanover’s certificate of incorporation and bylaws, we paid legal fees on behalf of certain employees, and Hanover’s indemnified officers and directors involved in these proceedings. In connection with these proceedings, we advanced, on behalf of indemnified officers and directors, during 2004, 2003 and 2002, $0.1 million, $1.2 million and $1.1 million, respectively, in the aggregate.
      During 2002, $0.4 million was advanced on behalf of former Hanover director and officer William S. Goldberg; $0.3 million was advanced on behalf of former Hanover director and officer Michael J. McGhan; $0.1 million was advanced on behalf of former Hanover officers Charles D. Erwin and Joe S. Bradford; $0.1 million was advanced on behalf of Hanover directors Ted Collins, Jr., Robert R. Furgason, Rene Huck (former Hanover director), Melvyn N. Klein, Michael A. O’Connor (former Hanover

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
director), and Alvin V. Shoemaker, who were elected prior to 2002; and $0.1 million was advanced on behalf of Hanover directors I. Jon Brumley, Victor E. Grijalva, and Gordon T. Hall who were elected during 2002.
      During 2003, $0.3 million was advanced on behalf of former Hanover director and officer William S. Goldberg; $0.2 million was advanced on behalf of former Hanover director and officer Michael J. McGhan; $0.1 million was advanced on behalf of former Hanover officers Charles D. Erwin and Joe S. Bradford; and $0.5 million was advanced on behalf of various employees of the Company.
      During 2004, $0.1 million was advanced in total on behalf of Hanover former directors and officers in connection with the proceedings mentioned above.
      On July 30, 2003, HCLP entered into a Membership Interest Redemption Agreement pursuant to which its 10% interest in Energy Transfer Group, LLC (“ETG”) was redeemed, and as a result HCLP withdrew as a member of ETG. In consideration for the surrender of HCLP’s 10% membership interest in ETG, pursuant to a Partnership Interest Purchase Agreement dated as of July 30, 2003, subsidiaries of ETG sold to subsidiaries of the Company their entire 1% interest in Energy Transfer Hanover Ventures, L.P. (“Energy Ventures”). As a result of the transaction, the Company now owns, indirectly, 100% of Energy Ventures. The Company’s 10% interest in ETG was carried on the Company’s books for no value. Ted Collins, Jr., a Director of the Company, owns 100% of Azalea Partners, which owns approximately 14% of ETG. In 2004, 2003 and 2002, ETG billed HCLP $0.0 million, $0.5 million and $1.9 million for services rendered to reimburse ETG for expenses incurred on behalf of Energy Ventures, respectively. In 2004, 2003 and 2002, we recorded sales of approximately $0.2 million, $2.8 million and $0.5 million, respectively, related to equipment leases and parts sales to ETG. In addition, HCLP and ETG are co-owners of a power generation facility in Venezuela. Under the agreement of co-ownership each party is responsible for its obligations as a co-owner. In addition, HCLP is the designated manager of the facility. As manager, HCLP received revenues related to the facility and distributed to ETG its net share of the operating cash flow of $0.8 million, $0.5 million, and $0.9 million during 2004, 2003 and 2002, respectively.

Transactions with Former Executive Officers
      Michael J. McGhan. Mr. McGhan served as Chief Executive Officer and President of Hanover since October 1991 and served as a director of Hanover since March 1992. Mr. McGhan also served as an officer and director of certain Hanover subsidiaries during his tenure. Mr. McGhan resigned from all positions held with Hanover and HCLP on August 1, 2002. In 2001, we advanced cash of $2.2 million to Mr. McGhan, in return for promissory notes. The notes bore interest at 4.88%, were scheduled to mature on April 11, 2006, and were collateralized by personal real estate and Hanover common stock with full recourse. 411,914 shares of Hanover common stock owned by Mr. McGhan were held secured as collateral for this $2.2 million loan. In May, 2003, Mr. McGhan paid in full the $2.2 million loan together with the applicable accrued interest.
      In January 2002, we advanced additional cash of $0.4 million to Mr. McGhan in return for a promissory note. The note bore interest at 4.0% and was repaid in full in September 2002. Set forth below

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is information concerning the indebtedness of Mr. McGhan to HCLP as of December 31, 2003 and 2002.

		Largest Note
	Aggregate Note	Principal Amount
	Principal Amount	Outstanding	Weighted Average
	Outstanding at	during each	Rate of Interest
Year	Period End	Period	at Period End

2003	$—	$2,200,000	4.88%
2002	$2,200,000	$2,600,000	4.88%
      On July 29, 2002, Hanover purchased 147,322 shares of its common stock from Mr. McGhan for $8.96 per share for a total of $1.3 million. The price per share was determined by reference to the closing price quoted on the New York Stock Exchange on July 29, 2002. Hanover’s Board of Directors determined to purchase the shares from Mr. McGhan because he was subject to a margin call during a blackout period under the Hanover insider trading policy, and therefore, could not sell such shares to the public to cover the margin call without being in violation of the policy.
      On August 1, 2002, Hanover and HCLP entered into a Separation Agreement with Mr. McGhan. The agreement sets forth a mutual agreement to sever the relationships between Mr. McGhan and Hanover and HCLP including the employment relationships of Mr. McGhan with Hanover and its affiliates. In the agreement, the parties also documented their understandings with respect to: (i) the posting of additional collateral by Mr. McGhan to secure repayment of loans owed by Mr. McGhan to HCLP; and (ii) certain waivers and releases by Mr. McGhan. In the agreement, Mr. McGhan made certain representations as to the status of the outstanding loans payable by Mr. McGhan to HCLP, the documentation for the loans and the enforceability of his obligations under the loan documents. The loans were not modified and must be repaid in accordance with their original terms. In addition, the agreement provided that Mr. McGhan may exercise his vested stock options pursuant to the post-termination exercise periods set forth in the applicable plan. Since the date of the agreement, Mr. McGhan has exercised all such vested stock options and the net shares from such exercise were used as collateral for his outstanding indebtedness to HCLP.
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
      Charles D. Erwin. Mr. Erwin served as Chief Operating Officer of Hanover since April 2001 and served as Senior Vice President — Sales and Marketing since May 2000. Mr. Erwin resigned from these positions on August 2, 2002. In 2000, we advanced $824,087 to Mr. Erwin in return for a promissory note. In 2002 and 2001, according to the terms of the original note, we recorded compensation expense and forgave $207,382 and $145,118 of such indebtedness (which included $42,565 and $62,709 of accrued interest), respectively. The balance of the loan was repaid in full by Mr. Erwin in December 2002. Set forth below is information concerning the indebtedness of Mr. Erwin to HCLP as of December 31, 2002:

Largest Note
	Aggregate Note	Principal Amount
	Principal Amount	Outstanding	Weighted Average
	Outstanding at	during each	Rate of Interest
Year	Period End	Period	at Period End

2002	$—	$631,800	4.3%
      On August 2, 2002, Hanover and HCLP entered into a Separation Agreement with Mr. Erwin. The agreement sets forth a mutual agreement to sever the relationships between Mr. Erwin and Hanover, including the employment relationships of Mr. Erwin with Hanover and its affiliates. In the agreement, the

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
parties also documented their understandings with respect to: (i) the posting of additional collateral by Mr. Erwin to secure repayment of an outstanding loan owed by Mr. Erwin to HCLP; (ii) certain waivers and releases by Mr. Erwin; and (iii) the payment of a reasonable and customary finders fee for certain proposals brought to Hanover’s attention by Mr. Erwin during the twenty-four month period after the effective date of the agreement. In the agreement, Mr. Erwin has made certain representations as to the status of an outstanding loan payable by Mr. Erwin to HCLP, the documentation for the loan and the enforceability of his obligations under the loan documents. The loan was not modified and as noted above this note was repaid in full in December 2002. In addition, the agreement provides that Mr. Erwin may exercise his vested stock options pursuant to the post-termination exercise periods set forth in the applicable plan. Since the date of the agreement, Mr. Erwin has exercised all such vested stock options. Mr. Erwin’s non-vested stock options were forfeited as of August 2, 2002. In addition, Mr. Erwin agreed, among other things, not to compete with Hanover and HCLP and not to solicit our employees or customers under terms described in the agreement for a period of twenty-four months after the effective date of the agreement. In consideration for this non-compete/non-solicitation agreement, Hanover and HCLP agreed to pay Mr. Erwin $20,611 per month for a period of eighteen months after the effective date of the agreement.
      Joe C. Bradford. In August 2002, Hanover’s Board of Directors did not reappoint Mr. Bradford to the position of Senior Vice President — Worldwide Operations Development, which he held since May 2000. On September 27, 2002, Mr. Bradford resigned his employment with Hanover and HCLP. In 2000, we advanced $764,961 to Mr. Bradford in return for a promissory note that matured in June 2004. In 2002, according to the terms of the note, we recorded compensation expense and forgave $192,504 of such indebtedness (which included $39,512 of accrued interest). The note is currently in default and we are pursuing collection. Set forth below is information concerning the indebtedness of Mr. Bradford to HCLP as of December 31, 2004, 2003 and 2002:

	Aggregate	Largest
	Note	Note	Weighted
	Principal	Principal	Average
	Amount	Amount	Rate of
	Outstanding	Outstanding	Interest
	at Period	during each	at Period
Year	End	Period	End

2004	$535,473	$535,473	7.3%
2003	$535,473	$535,473	4.0%
2002	$535,473	$579,845	4.3%

19.	Commitments and Contingencies
      Rent expense, excluding lease payments for the leasing transactions described in Note 13, for 2004, 2003 and 2002 was approximately $6.9 million, $5.0 million, and $4.0 million respectively. Commitments for future minimum rental payments with terms in excess of one year at December 31, 2004 are: 2005  — $3.0 million; 2006 — $2.2 million; 2007 — $1.7 million; 2008 — $1.3 million; 2009 — $0.3 million and $0.9 million thereafter.

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      HCLP has issued the following guarantees which are not recorded on our accompanying balance sheet (in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	December 31, 2004

Performance guarantees through letters of credit	2005-2007	$83,706
Standby letters of credit	2005-2006	16,558
Commercial letters of credit	2005	3,777
Bid bonds and performance bonds	2005-2009	96,962

		$201,003

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
      Hanover has guaranteed the amount included below, which is a percentage of the total debt of the non-consolidated affiliate equal to our ownership percentage in such affiliate. (See Note 8.) If these guarantees by Hanover are ever called, we may have to advance funds to Hanover to cover its obligation under these guarantees.

		Maximum Potential
		Undiscounted
		Payments as of
	Term	December 31, 2004

Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium	2005	$12,257
El Furrial	2013	36,018
      As part of the POC acquisition purchase price, Hanover may be required to make a contingent payment to Schlumberger based on the realization of certain tax benefits by Hanover through 2016. To date we have not realized any of such tax benefits or made any payments to Schlumberger in connection with them.
      We are substantially self-insured for worker’s compensation, employer’s liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages.
      We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway (“Cawthorne Channel Project”) as part of the performance of a contract between an affiliate of The Royal/Dutch Shell Group (“Shell”) and Global Energy and Refining Ltd. (“Global”), a Nigerian company. We have substantially completed the building of the required barge-mounted facilities. Under the terms of a series of contracts between Global and us, Shell, and several other counterparties, respectively, Global is responsible for the development of the overall project. In light of the political environment in Nigeria, Global’s capitalization level and lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under these contracts.
      This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, the taking of property without fair compensation and

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks as well as other risks associated with a major construction project could materially delay the anticipated commencement of operations of the Cawthorne Channel Project or impact any of our operations in Nigeria. Any such delays could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell were to terminate its contract with Global for any reason or we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. At December 31, 2004, we had an investment of approximately $60.3 million in projects in Nigeria, a substantial majority of which related to the Cawthorne Channel Project. We currently anticipate investing an additional $10 million in the Cawthorne Channel Project during 2005. In addition, we have approximately $4.2 million associated with advances to, and our investment in, Global.
      In July 2004, Wilpro Energy Services (PIGAP II) Limited (referred to as “PIGAP II”) received a notice of default from the Venezuelan state oil company, PDVSA, alleging that PIGAP II was not in compliance under a services agreement as a result of certain operational issues. PIGAP II is a joint venture, currently owned 70% by a subsidiary of The Williams Companies, Inc. (“Williams”) and 30% by HCLP, that operates a natural gas compression facility in Venezuela. While PIGAP II advised us that it did not believe a basis existed for such notice of default, the giving of the notice of default by PDVSA could be deemed an event of default under PIGAP II’s outstanding project loans totaling approximately $207.7 million. PIGAP II sought a waiver of this potential default from its lenders, and lenders under the PIGAP II project loan agreement have waived any potential default under the loan documents. Additionally, in January 2005, PDVSA advised PIGAP II that there were no existing events of default under the services agreement in existence at that time. HCLP’s net book investment in PIGAP II at December 31, 2004 was approximately $33.5 million and HCLP’s pretax income with respect to PIGAP II for the year ended December 31, 2004 was approximately $12.2 million.
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

21.	Restructuring, Impairment and Other Charges
      Included in the net loss for 2004 were the following pre-tax charges (in thousands):

Write-off of deferred financing costs (in Depreciation and amortization)	$1,686
Cancellation of interest rate swap (in Interest expense)	2,028

Total	$3,714

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Included in the net loss for 2003 were the following pre-tax charges (in thousands):

Rental fleet asset impairment (in Depreciation and amortization)	$14,334
Cumulative effect of accounting change — FIN 46	133,707
Belleli goodwill impairment (in Goodwill impairment)	35,466
Write-off of deferred financing costs (in Depreciation and amortization)	2,461
Loss on sale/write-down of discontinued operations	21,617

Total	$207,585

      Included in the net loss for 2002 were the following pre-tax charges (in thousands):

Inventory reserves — (in Parts and service and used equipment expense)	$6,800
Severance and other charges (in Selling, general and administrative)	6,160
Write off of idle equipment and assets to be sold or abandoned (in Depreciation and amortization)	34,485
Goodwill impairments	52,103
Non-consolidated affiliate write-downs/charges (in Other expense)	15,950
Write-down of discontinued operations	58,282
Note receivable reserves (in Other expense)	8,454
Write-off of abandoned purchase option (in Other expense)	500

Total	$182,734

      For a further description of these charges see Notes 3, 4, 6, 7, 8, 9 and 20.

22.	New Accounting Pronouncements
      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003 the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $18.8 million in sale leaseback obligations that, as of December 31, 2004, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.
      These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2004, the yield rates on the outstanding equity certificates ranged from 5.7% to 10.6%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2004, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
      In September 2004, the Emerging Issues Task Force issued Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill” (“D-108”). D-108 requires that a direct value method rather than a residual value method be used to value intangible assets acquired in business combinations completed after September  29, 2004. D-108 also requires that an impairment test using a direct value method on all intangible assets that were previously evaluated using the residual method be

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
performed no later than the beginning of the first fiscal year beginning after December 15, 2004. Any impairments arising from the initial application of a direct value method would be reported as a cumulative effect of accounting change. We have not historically applied the residual value method to value intangible assets acquired and therefore do not expect that the adoption of D-108 to have a material effect on our consolidated results of operations, cash flows or financial position.
      In October 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” which clarifies the guidance in paragraph 19 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” According to EITF Issue No. 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS No. 131. In November 2004, the Task Force delayed the effective date of this consensus. We do not believe the adoption of EITF 04-10 will have a material effect on the determination of and disclosures relating to our operating segments.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” (“SFAS 151”) This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of the new standard to have a material effect on our consolidated results of operations, cash flows or financial position.
      In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. We are evaluating the pricing models and transition provisions of SFAS 123(R). The adoption of SFAS 123R is not expected to have a significant effect on our financial position or cash flows, but will impact our results of operations. An illustration of the impact on our net income is presented in the “Stock Options and Stock-Based Compensation” section of Note 1 assuming we had applied the fair value recognition provisions of SFAS 123(R) using the Black-Scholes methodology. We have not yet determined whether we will use the Black-Scholes method for future periods after our adoption of SFAS 123(R).
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” (“SFAS 153”) SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 153 and do not believe that our adoption will have a material impact on our consolidated results of operations, cash flows or financial position.

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In November 2004, the FASB Emerging Issues Task Force reached a consensus on EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 provides guidance regarding the evaluation of whether the operations and cash flows of a component have been or will be eliminated from ongoing operations, and what types of involvement constitute significant continuing involvement in the operations of the disposed component. The guidance contained in EITF 03-13 is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. We do not expect the adoption of the new standard to have a material impact on our consolidated results of operations, cash flows or financial position but may have an impact on the evaluation of future operations that are discontinued.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies the guidance in FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”) that applies to the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “Act”). FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under Statement 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act. As a result, companies qualifying for the special deduction will not have a one-time adjustment of deferred tax assets and liabilities in the period the Act is enacted. FSP 109-2 addresses the effect of the Act’s one-time deduction for qualifying repatriations of foreign earnings. FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act’s one-time deduction for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for Statement 109’s exception from recognizing deferred tax liabilities. FSP 109-1 and FSP 109-2 were both effective upon issuance. We implemented FSP 109-1 and FSP 109-2 in the quarter ended December 31, 2004, however, due to our current U.S. tax position, we did not realize any benefit from the Act during 2004. We plan to continue to reinvest the undistributed earnings of our international subsidiaries and will evaluate the impact this deduction may have, if any, on our results of operations or financial position for fiscal year 2005 and subsequent years.

23.	Industry Segments and Geographic Information
      We manage our business segments primarily based upon the type of product or service provided. We have five principal industry segments: U.S. Rentals; International Rentals; Parts, Service and Used Equipment; Compressor and Accessory Fabrication; and Production and Processing Equipment Fabrication. The U.S. and International Rentals segments primarily provide natural gas compression and production and processing equipment rental and maintenance services to meet specific customer requirements on HCLP-owned assets. The Parts, Service and Used Equipment segment provides a full range of services to support the surface production needs of customers from installation and normal maintenance and services to full operation of a customer’s owned assets and surface equipment as well as sales of used equipment. The Compressor and Accessory Fabrication Segment involves the design, fabrication and sale of natural gas compression units and accessories to meet unique customer specifications. The Production and Processing Equipment Fabrication Segment designs, fabricates and sells equipment used in the production and treating of crude oil and natural gas and engineering, procurement and construction of heavy wall reactors for refineries, desalination plants and tank farms.

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We evaluate the performance of our segments based on segment gross profit. Segment gross profit for each segment includes direct revenues and operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, foreign currency translation, provision for cost of litigation settlement, goodwill impairment, other expenses and income taxes. Amounts defined as “Other” include equity in income of non-consolidated affiliates, and corporate related items primarily related to cash management activities, accounts receivable, current and other assets. Revenues include sales to external customers. We no longer include intersegment sales when we evaluate the performance of our segments and have adjusted prior periods to conform to the 2004 presentation. Our chief executive officer does not review asset information by segment.
      No individual customer accounted for more than 10% of our consolidated revenues during any of the periods presented.
      The following tables present sales and other financial information by industry segment and geographic region for the years ended December 31, 2004, 2003 and 2002.

					Production
				Compressor	and
			Parts, service	and	processing
		International	and used	accessory	equipment
	U.S. rentals	rentals	equipment	fabrication	fabrication	Other	Consolidated

	(In thousands of dollars)
2004:
Revenues from external customers	$341,570	$214,598	$180,321	$158,629	$270,284	$23,403	$1,188,805
Gross profit	196,990	150,645	44,392	13,797	28,033	23,403	457,260
Identifiable assets	1,478,893	606,489	61,078	56,825	145,149	423,778	2,772,212
Capital expenditures	40,271	36,713	—	—	7,907	5,605	90,496
2003:
Revenues from external customers	$324,186	$191,301	$164,935	$106,896	$260,660	$27,102	$1,075,080
Gross profit	196,761	129,426	41,680	9,974	26,457	27,102	431,400
Identifiable assets	1,619,596	538,881	60,843	71,611	59,487	563,059	2,913,477
Capital expenditures	73,007	59,200	24	2,735	7,500	—	142,466
2002:
Revenues from external customers	$328,600	$175,337	$223,685	$114,009	$149,656	$22,154	$1,013,441
Gross profit	206,428	122,341	43,842	14,563	22,214	22,154	431,542
Identifiable assets	684,963	533,197	92,644	76,511	125,071	658,835	2,171,221
Capital expenditures	120,581	100,382	1,093	441	26,706	—	249,203

Geographic Data

	United States	International(1)	Consolidated

	(In thousands of dollars)
2004:
Revenues from external customers	$620,191	$568,614	$1,188,805
Identifiable assets	$1,796,585	$975,627	$2,772,212
2003:
Revenues from external customers	$647,176	$427,904	$1,075,080
Identifiable assets	$1,945,955	$967,522	$2,913,477
2002:
Revenues from external customers	$692,823	$320,618	$1,013,441
Identifiable assets	$1,085,194	$1,086,027	$2,171,221

(1)	International operations include approximately $141.6 million, $122.8 million and $104.0 million of revenues and $332.2 million, $348.2 million and $431.0 million of identifiable assets for 2004, 2003

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2002, respectively, related to operations and investments in Venezuela. Approximately $89.2 million, $79.4 million and $141.0 million of the identifiable assets in 2004, 2003 and 2002, respectively, relates to the joint ventures acquired in connection with the POC acquisition completed in August 2001. (See Note 8.)

24.	Subsequent Events
      During February 2005, we repaid our 2000B compressor equipment lease obligations totaling $55.9 million as of December 31, 2004 using our bank credit facility and therefore have classified our 2000B equipment lease notes as long-term debt.

HANOVER COMPRESSION LIMITED PARTNERSHIP
SELECTED QUARTERLY UNAUDITED FINANCIAL DATA
      The table below sets forth selected unaudited financial information for each quarter of the two years:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	(In thousands)
2004(2):
Revenue	$269,831	$292,876	$315,811	$310,287
Gross profit	112,941	118,254	116,588	109,477
Net loss	(5,801)	(4,066)	(35)	(25,511)
2003(1)(2):
Revenue	$269,792	$272,288	$270,837	$262,163
Gross profit	111,991	108,825	106,219	104,365
Income (loss) before cumulative effect of accounting changes	3,420	3,999	(58,026)	(6,391)
Net income (loss)	3,420	3,999	(144,936)	(6,391)

(1)	During the third quarter of 2003, we recorded a $35.5 million goodwill impairment, $14.3 million rental fleet impairment, $16.8 million write-down of discontinued operations and $133.7 million cumulative effect of accounting change for the adoption of FIN 46. During the fourth quarter of 2003, we recorded a $2.5 million write-off of deferred financing costs and $2.3 million write-down of discontinued operations.

(2)	Amounts reflect reclassifications for discontinued operations. (See Note 3.)

SCHEDULE II
HANOVER COMPRESSION LIMITED PARTNERSHIP
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Deductions		Period

	(In thousands)
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
2004	$5,460	$2,658	$545	(1)	$7,573
2003	5,162	4,028	3,730	(1)	5,460
2002	6,300	7,091	8,229	(1)	5,162
Allowance for obsolete and slow moving inventory deducted from inventories in the balance sheet
2004	$12,729	$1,062	$2,092	(2)	$11,699
2003	14,211	1,536	3,018	(2)	12,729
2002	2,101	13,853	1,743	(2)	14,211
Allowance for deferred tax assets not expected to be realized
2004	$29,269	$23,396	$13,003	(3)	$39,662
2003	23,371	20,409	14,511	(3)	29,269
2002	—	23,371	—		23,371
Allowance for employee loans
2003	$6,021	$—	$6,021	(4)	$—
2002	—	6,021	—		6,021

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Obsolete inventory written off at cost, net of value received.

(3)	Reflects utilization of prior year valuation allowance in the current year.

(4)	During 2003, the notes receivable for loans to employees who were not executive officers were forgiven.

S-1

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of Hanover Compression Limited Partnership (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (Registration No. 333-75814)).
3.2	Certificate of Amendment to Certificate of Limited Partnership of Hanover Compression Limited Partnership, dated as of January 2, 2001 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (Registration No. 333-75814)).
3.3	Certificate of Amendment to Certificate of Limited Partnership of Hanover Compression Limited Partnership, dated as of August 20, 2001 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 (Registration No. 333-75814)).
3.4	Limited Partnership Agreement of Hanover Compression Limited Partnership (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-4 (Registration No. 333-75814)).
3.5	Amendment to Limited Partnership Agreement of Hanover Compression Limited Partnership (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4 (Registration No. 333-75814)).
4.1	Indenture for the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among the 2001A Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.69 to Hanover Compressor Company’s (“Hanover’s”) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.2	Form of 8.50% Senior Secured Notes due 2008, incorporated by reference to Exhibit 4.10 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.3	Indenture for the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among the 2001B Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.75 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.4	Form of 8.75% Senior Secured Notes due 2011, incorporated by reference to Exhibit 4.12 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.5	Indenture for the Zero Coupon Subordinated Notes due March 31, 2007, dated as of May 14, 2003, between Hanover Compressor Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Hanover’s Registration Statement (File No. 333-106384) on Form S-3, as filed with the SEC on June 23, 2003.
4.6	Form of Zero Coupon Subordinated Notes due March 31, 2007, incorporated by reference to Exhibit 4.14 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.7	Senior Indenture, dated as of December 15, 2003, among Hanover Compressor Company, Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Hanover’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.8	First Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 8.625% Senior Notes due 2010, dated as of December 15, 2003, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to Hanover’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.
4.9	Form of 8.625% Senior Notes due 2010, incorporated by reference to Exhibit 4.17 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.10	Second Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 4.75% Convertible Senior Notes due 2014, dated as of December 15, 2003, between Hanover Compressor Company and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.4 to Hanover’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.

Exhibit
Number	Description

4.11	Form of 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.19 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.12	Third Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 9.0% Senior Notes due 2014, dated as of June 1, 2004, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.
4.13	Form of 9% Senior Notes due 2014, incorporated by reference to Exhibit 4.3 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.
10.1	Stipulation and Agreement of Settlement, dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.2	PIGAP Settlement Agreement, dated as of May 14, 2003, by and among Schlumberger Technology Corporation, Schlumberger Oilfield Limited, Schlumberger Surenco S.A., Hanover Compressor Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.2 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.3	Credit Agreement, dated as of December 15, 2003, among Hanover Compressor Company, Hanover Compression Limited Partnership, Bank One, NA as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent, and the several lenders parties thereto, incorporated by reference to Exhibit 10.1 to Hanover’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
10.4	Guarantee and Collateral Agreement, dated as of December 15, 2003, among Hanover Compressor Company, Hanover Compression Limited Partnership and certain of their subsidiaries in favor of JPMorgan Chase Bank, as Collateral Agent, incorporated by reference to Exhibit 10.2 to Hanover’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.
10.5	Hanover Guarantee, dated as of December 15, 2003, made by Hanover Compressor Company in favor of JPMorgan Chase Bank, as Administrative Agent for the lenders parties to the Credit Agreement dated as of December 15, 2003, incorporated by reference to Exhibit 10.6 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.6	Subsidiaries’ Guarantee, dated as of December 15, 2003, in favor of JPMorgan Chase Bank, as Administrative Agent for the lenders parties to the Credit Agreement dated as of December 15, 2003, incorporated by reference to Exhibit 10.7 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.7	Lease, dated as of October 27, 2000, between Hanover Equipment Trust 2000B (the “2000B Trust”) and Hanover Compression Inc., incorporated by reference to Exhibit 10.54 to Hanover’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.8	Guarantee, dated as of October 27, 2000 made by Hanover Compressor Company, Hanover Compression Inc. and certain subsidiaries, incorporated by reference to Exhibit 10.55 to Hanover’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.9	Participation Agreement, dated as of October 27, 2000, among Hanover Compression Inc., the 2000B Trust, The Chase Manhattan Bank, National Westminster Bank PLC, Citibank N.A., Credit Suisse First Boston and the Industrial Bank of Japan as co-agents; Bank Hapoalim B.M. and FBTC Leasing Corp., as investors, Wilmington Trust Company and various lenders, incorporated by reference to Exhibit 10.56 to Hanover’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.10	Security Agreement, dated as of October 27, 2000, made by the 2000B Trust in favor of The Chase Manhattan Bank as agent for the lenders, incorporated by reference to Exhibit 10.57 to Hanover’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.

Exhibit
Number	Description

10.11	Assignment of Leases, Rents and Guarantee, dated as of October 27, 2000, made by the 2000B Trust to The Chase Manhattan Bank as agent for the lenders, incorporated by reference to Exhibit 10.58 to Hanover’s Registration Statement (File No. 333-50836) on Form S-4, as filed with the SEC on December 22, 2000.
10.12	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A (the “2001A Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.64 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.13	Guarantee, dated as of August 31, 2001, made by Hanover Compressor Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.65 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.14	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001A Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.66 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.15	Security Agreement, dated as of August 31, 2001, made by the 2001A Trust in favor Wilmington Trust FSB as agent, incorporated by reference to Exhibit 10.67 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.16	Assignment of Leases, Rents and Guarantee from the 2001A Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.68 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.17	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001B (the “2001B Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.70 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.18	Guarantee, dated as of August 31, 2001, made by Hanover Compressor Company, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.71 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.19	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001B Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.72 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.20	Security Agreement, dated as of August 31, 2001, made by the 2001B Trust in favor of Wilmington Trust FSB as agent, incorporated by reference to Exhibit 10.73 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.21	Assignment of Leases, Rents and Guarantee from the 2001B Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.74 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.22	Amendment, dated as of December 15, 2003, to the 2000A and 2000B Synthetic Guarantees, Credit Agreements and Participation Agreements, incorporated by reference to Exhibit 10.36 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.23	Amended and Restated Guarantee and Collateral Agreement, dated January 31, 2003, made by Hanover Compressor Company, certain of Hanover’s subsidiaries, JPMorgan Chase Bank, as administrative agent, and the lenders parties thereto, incorporated by reference to Exhibit 10.6 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.24	Purchase Agreement, dated as of July 11, 2000, among Hanover Compressor Company, Hanover Compression Inc., Dresser-Rand Company and Ingersoll-Rand Company, incorporated by reference to Exhibit 99.2 to Hanover’s Current Report on Form 8-K filed with the SEC on September 14, 2000.
10.25	Agreement and Plan of Merger, dated as of July 13, 2000, among Hanover Compressor Company, Caddo Acquisition Corporation, and OEC Compression Corporation, incorporated by reference to Exhibit 10.51 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

Exhibit
Number	Description

10.26	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 14, 2000, by and among Hanover Compressor Company, Caddo Acquisition Corporation and OEC Compression Corporation, incorporated by reference to Exhibit 10.43 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.27	Amendment No. 2 to Agreement and Plan of Merger, dated as of February 2, 2001, by and among Hanover Compressor Company, Caddo Acquisition Corporation and OEC Compression Corporation, incorporated by reference to Exhibit 10.44 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.
10.28	Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., Hanover Compressor Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.63 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.29	Schedule 1.2(c) to Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., Camco International Inc., Hanover Compressor Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.1 to Hanover’s Current Report on Form 8-K filed with the SEC on February 6, 2003.
10.30	Amendment No. 1, dated as of August 31, 2001, to Purchase Agreement among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., Hanover Compressor Company and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.3 to Hanover’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.31	Most Favored Supplier and Alliance Agreement, dated August 31, 2001, among Schlumberger Oilfield Holdings Limited, Schlumberger Technology Corporation and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.4 to Hanover’s Current Report on Form 8-K filed with the SEC on September 14, 2001.
10.32	Agreement by and among SJMB, L.P., Charles Underbrink, John L. Thompson, Belleli Energy S.r.l. and Hanover Compressor Company and certain of its subsidiaries dated September 20, 2002, incorporated by reference to Exhibit 10.62 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.33	Hanover Compressor Company 1992 Stock Compensation Plan, incorporated by reference to Exhibit 10.63 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.††
10.34	Hanover Compressor Company Senior Executive Stock Option Plan, incorporated by reference to Exhibit 10.4 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.35	Hanover Compressor Company 1993 Management Stock Option Plan, incorporated by reference to Exhibit 10.5 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.36	Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.6 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.
10.37	Amendment and Restatement of the Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.7 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.38	Hanover Compressor Company 1995 Employee Stock Option Plan, incorporated by reference to Exhibit 10.8 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.39	Hanover Compressor Company 1995 Management Stock Option Plan, incorporated by reference to Exhibit 10.9 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.40	Form of Stock Option Agreement for DeVille and Mcneil, incorporated by reference to Exhibit 10.70 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.41	Form of Stock Option Agreements for Wind Bros, incorporated by reference to Exhibit 10.71 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Exhibit
Number	Description

10.42	Hanover Compressor Company 1996 Employee Stock Option Plan, incorporated by reference to Exhibit 10.10 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.43	Hanover Compressor Company 1997 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.23 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.44	1997 Stock Purchase Plan, incorporated by reference to Exhibit 10.24 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††
10.45	Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.7 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
10.46	Hanover Compressor Company December 9, 1998 Stock Option Plan, incorporated by reference to Exhibit 10.33 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.††
10.47	Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 4.1 to Hanover’s Registration Statement (File No. 333-32096) on Form S-8 filed with the SEC on March 10, 2000.††
10.48	Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to Hanover’s Registration Statement (File No. 333-73904) on Form S-8 filed with the SEC on November 21, 2001.††
10.49	Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to Hanover’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 15, 2003.††
10.50	Employment Letter with Chad C. Deaton, dated August 19, 2002, incorporated by reference to Exhibit 10.79 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.††
10.51	Employment Letter with Peter Schreck, dated August 22, 2000, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.52	Employment Letter with Stephen York, dated March 6, 2002, incorporated by reference to Exhibit 10.2 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††
10.53	Separation Agreement with Mark Berg, dated February 27, 2004, incorporated by reference as Exhibit 10.74 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.††
10.54	Employment Letter with Gary M. Wilson dated April 9, 2004, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.††
10.55	Employment Letter with John E. Jackson dated October 5, 2004, incorporated by reference to Exhibit 10.1 to Hanover’s Current Report on Form 8-K, as filed with the SEC on October 6, 2004.††
10.56	Employment Letter with Lee E. Beckelman dated January 31, 2005, incorporated by reference to Exhibit 10.1 to Hanover’s Current Report on Form 8-K, as filed with the SEC on February 1, 2005.††
10.57	Employment Letter with Anita H. Colglazier dated April 4, 2002 with explanatory note, incorporated by reference to Exhibit 10.61 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2004.††
10.58	Description of Change of Control Arrangement with Hilary S. Ware, incorporated by reference to Exhibit 10.62 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2004.††
14.1	P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
14.2	Amendment to the Hanover’s Code of Ethics, incorporated by reference to the Hanover’s Current Report on Form 8-K, as filed with the SEC on January 20, 2005.
23.1	Consent of PricewaterhouseCoopers LLP.*

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

  * Filed herewith
†† Management contract or compensatory plan or arrangement