Form 10-Q
period 2005-06-30
HANOVER COMPRESSION LP
filed 2005-08-10
CIK 1163675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________ TO __________________________.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANOVER COMPRESSION LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,720	$38,076
Accounts receivable, net of allowance of $6,865 and $7,573, respectively	212,291	205,644
Inventory, net	202,916	184,798
Costs and estimated earnings in excess of billings on uncompleted contracts	85,829	70,103
Prepaid taxes	2,627	6,988
Current deferred income tax	11,758	13,200
Assets held for sale	4,643	5,169
Other current assets	41,505	30,869

Total current assets	593,289	554,847
Property, plant and equipment, net	1,828,268	1,876,348
Goodwill, net	184,757	183,190
Intangible and other assets	53,867	61,110
Investments in non-consolidated affiliates	86,682	90,326
Assets held for sale	5,714	6,391

Total assets	$2,752,577	$2,772,212

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Short-term debt	$4,407	$5,106
Current maturities of long-term debt	1,457	1,430
Accounts payable, trade	61,689	57,402
Accrued liabilities	107,980	115,279
Advance billings	37,837	42,588
Liabilities related to assets held for sale	472	517
Billings on uncompleted contracts in excess of costs and estimated earnings	15,162	20,256

Total current liabilities	229,004	242,578
Long-term debt	623,361	608,613
Due to general partner	761,573	750,217
Other liabilities	36,739	47,232
Deferred income taxes	59,807	66,901

Total liabilities	1,710,484	1,715,541

Commitments and contingencies (Note 7)
Minority interest	17,050	18,778
Partners’ equity:
Partners’ capital	1,010,974	1,020,375
Accumulated other comprehensive income	14,069	17,518

Total partners’ equity	1,025,043	1,037,893

Total liabilities and partners’ equity	$2,752,577	$2,772,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues and other income:
U.S. rentals	$87,691	$83,680	$174,845	$170,272
International rentals	55,521	54,599	109,436	106,099
Parts, service and used equipment	50,531	41,414	83,968	85,796
Compressor and accessory fabrication	41,092	44,159	73,616	72,309
Production and processing equipment fabrication	104,297	63,017	193,868	116,446
Equity in income of non-consolidated affiliates	5,158	5,088	9,732	9,771
Other	502	919	963	2,014

	344,792	292,876	646,428	562,707

Expenses:
U.S. rentals	32,984	34,950	67,060	70,489
International rentals	17,144	13,967	34,646	28,740
Parts, service and used equipment	36,215	31,364	61,275	64,333
Compressor and accessory fabrication	36,587	40,454	66,204	66,367
Production and processing equipment fabrication	92,429	53,887	171,554	101,583
Selling, general and administrative	43,909	41,882	86,067	82,256
Foreign currency translation	4,955	(96)	5,226	(1,169)
Other	274	387	393	347
Depreciation and amortization	45,236	43,113	90,456	84,910
Interest expense	30,788	31,727	62,855	63,056

	340,521	291,635	645,736	560,912

Income from continuing operations before income taxes	4,271	1,241	692	1,795
Provision for income taxes	8,087	6,160	3,904	13,698

Loss from continuing operations	(3,816)	(4,919)	(3,212)	(11,903)
Income (loss) from discontinued operations, net of tax	(221)	481	(492)	1,664
Income (loss) from sales or write—downs of discontinued operations, net of tax	(247)	372	(204)	372

Net loss	$(4,284)	$(4,066)	$(3,908)	$(9,867)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(4,284)	$(4,066)	$(3,908)	$(9,867)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	—	4,700	608	5,748

Foreign currency translation adjustment	(1,095)	(2,991)	(4,057)	(3,898)

Comprehensive loss	$(5,379)	$(2,357)	$(7,357)	$(8,017)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,908)	$(9,867)
Adjustments:
Depreciation and amortization	90,456	84,910
(Gain) loss from discontinued operations, net of tax	696	(2,036)
Bad debt expense	1,000	918
(Gain) loss on sale of property, plant and equipment	(1,499)	756
Equity in income of non-consolidated affiliates, net of dividends received	3,851	(2,545)
(Gain) loss on derivative instruments	416	(259)
Gain on sale of non-consolidated affiliates	—	(300)
Restricted stock compensation expense	2,223	765
Pay-in-kind interest on long-term notes payable	11,356	10,203
Deferred income taxes	(3,472)	7,562
Changes in assets and liabilities, excluding business combinations:
Accounts receivable and notes	(13,235)	(24,522)
Inventory	(18,576)	(30,188)
Costs and estimated earnings versus billings on uncompleted contracts	(26,882)	4,204
Accounts payable and other liabilities	(1,610)	5,888
Advance billings	(3,992)	(2,444)
Prepaid, effects of exchange rate on accounts denominated in foreign currencies and other	(114)	10,778

Net cash provided by continuing operations	36,710	53,823
Net cash provided by (used in) discontinued operations	(239)	4,298

Net cash provided by operating activities	36,471	58,121

Cash flows from investing activities:
Capital expenditures	(54,104)	(36,911)
Proceeds from sale of property, plant and equipment	8,973	7,247
Proceeds from sale of non-consolidated affiliates	—	4,663
Cash used for business acquisitions	(3,426)	—
Cash used to acquire investments in and advances to non-consolidated affiliates	(500)	(250)

Net cash used in continuing operations	(49,057)	(25,251)
Net cash provided by discontinued operations	50	6,177

Net cash used in investing activities	(49,007)	(19,074)

Cash flows from financing activities:
Borrowings on revolving credit facilities	102,500	18,000
Repayments on revolving credit facilities	(32,500)	(45,000)
Payments for debt issue costs	—	(193)
Partners’ distribution, net	(4,471)	(2,792)
Net repayments of other debt	(808)	(7,559)
Issuance of senior notes, net	—	194,242
Payments of 2000A equipment lease obligations	—	(200,000)
Payments of 2000B equipment lease obligations	(57,589)	—

Net cash provided by (used in) continuing operations	7,132	(43,302)
Net cash used in discontinued operations	—	—

Net cash provided by (used in) financing activities	7,132	(43,302)

Effect of exchange rate changes on cash and equivalents	(952)	(490)

Net decrease in cash and cash equivalents	(6,356)	(4,745)
Cash and cash equivalents at beginning of period	38,076	56,619

Cash and cash equivalents at end of period	$31,720	$51,874

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss as reported	$(4,284)	$(4,066)	$(3,908)	$(9,867)
Add back: Restricted stock grant expense	1,168	374	2,223	765
Deduct: Stock-based employee compensation expense determined under the fair value method	(1,853)	(714)	(3,549)	(1,692)

Pro forma net loss	$(4,969)	$(4,406)	$(5,234)	$(10,794)

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the 2005 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.
2. INVENTORY
Inventory, net of reserves, consisted of the following amounts (in thousands):

	June 30,	December 31,
	2005	2004
Parts and supplies	$132,222	$135,751
Work in progress	59,162	42,708
Finished goods	11,532	6,339

	$202,916	$184,798

As of June 30, 2005 and December 31, 2004, we had inventory reserves of approximately $12.1 million and $11.7 million, respectively.
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Compression equipment, facilities and other rental assets	$2,392,061	$2,360,799
Land and buildings	85,235	89,573
Transportation and shop equipment	77,098	78,577
Other	52,570	51,054

	2,606,964	2,580,003

Accumulated depreciation	(778,696)	(703,655)

	$1,828,268	$1,876,348

As of June 30, 2005, the compression assets owned by entities that lease equipment to us but, pursuant to our adoption of FIN 46, are included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $513.5 million, including improvements made to these assets after the sale leaseback transactions.
4. DEBT
Short-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Belleli—factored receivables	$1,158	$1,011
Belleli—revolving credit facility	3,249	4,095

Short-term debt	$4,407	$5,106

Belleli’s factoring arrangements are typically short term in nature and bore interest at a weighted average rate of 3.0% and 4.0% at June 30, 2005 and December 31, 2004, respectively. Belleli’s revolving credit facilities bore interest at a weighted average rate of 3.5% and 4.0% at June 30, 2005 and December 31, 2004, respectively. These revolving credit facilities are callable during 2005.
Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Bank credit facility due December 2006	$77,000	$7,000
2000B equipment lease notes, interest at 5.2%, due October 2005	—	55,861
2001A equipment lease notes, interest at 8.5%, due September 2008	300,000	300,000
2001B equipment lease notes, interest at 8.8%, due September 2011	250,000	250,000
Fair value adjustment — fixed to floating interest rate swaps	(4,667)	(5,996)
Other, interest at various rates, collateralized by equipment and other assets, net of unamortized discount	2,485	3,178

	624,818	610,043

Less-current maturities	(1,457)	(1,430)

Long-term debt	$623,361	$608,613

During February 2005, we repaid our 2000B compressor equipment lease obligations using borrowings from our bank credit facility.
As of June 30, 2005, we had $77.0 million in outstanding borrowings under our bank credit facility. Outstanding amounts under that facility bore interest at a weighted average rate of 6.0% and 5.2% at June 30, 2005 and December 31, 2004, respectively. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $350 million credit limit, plus, in addition to certain other indebtedness, an additional (a) $40 million in unsecured indebtedness, (b) $50 million of nonrecourse indebtedness of unqualified subsidiaries and (c) $25 million of secured purchase money indebtedness. As of June 30, 2005, we had $77.0 million of borrowings and $104.5 million of outstanding letters of credit under our bank credit facility, resulting in $168.5 million of additional capacity under such bank credit facility at June 30, 2005.
As of June 30, 2005, HCLP and Hanover were in compliance with all material covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or a default under the indentures and agreements relating to certain of our other debt obligations would in some situations trigger cross-default provisions under our bank credit facility or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations. Additionally, our bank credit facility requires that the minimum tangible net worth of HCLP not be less than $702 million. This may limit distributions by HCLP to Hanover in future periods.
In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, Hanover’s 8.625% Senior Notes due 2010 and Hanover’s 9% Senior Notes due 2014 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, Hanover’s ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or Hanover’s “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, Hanover’s 8.625% Senior Notes due 2010 and Hanover’s 9% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of June 30, 2005, Hanover’s coverage ratio was less than 2.25 to 1.0, and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $59.9 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness.
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
Obligations to our general partner that have the same general terms as the Hanover notes payable consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
4.75% senior notes due 2014	$143,750	$143,750
8.625% senior notes due 2010	200,000	200,000
9.0% senior notes due 2014	200,000	200,000
11% zero coupon subordinated notes due March 2007	217,823	206,467

	$761,573	$750,217

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

In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our note to our general partner that has the same general terms as Hanover’s 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of June 30, 2005 (dollars in thousands):

				Fair Value of
		Fixed Rate to be	Notional	Swap at
Floating Rate to be Paid	Maturity Date	Received	Amount	June 30, 2005
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(2,435)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(2,232)
As of June 30, 2005, a total of approximately $0.6 million in accrued liabilities, $4.1 million in long-term liabilities and a $4.7 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, that is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of June 30, 2005, we estimated that the effective rate for the six-month period ending in December 2005 would be approximately 8.8%.
During 2001, we entered into interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

				Fair Value of
		Fixed Rate to be	Notional	Swap at
Lease	Maturity Date	Paid	Amount	June 30, 2005
March 2000	March 11, 2005	5.2550%	$100,000	$—
August 2000	March 11, 2005	5.2725%	$100,000	$—
These swaps, which we designated as cash flow hedging instruments, met the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income. During the six months ended June 30, 2005, we recorded a reduction to other comprehensive income of approximately $0.6 million compared to an increase to other comprehensive income of approximately $6.3 million during the six months ended June 30, 2004, related to these two swaps.
On June 1, 2004, we repaid the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease. As a result, the two interest rate swaps that matured on March 11, 2005, each having a notional amount of $100 million, associated with the 2000A equipment lease no longer met specific hedge criteria and the unrealized loss related to the mark-to-market adjustment prior to June 1, 2004 of $5.3 million was amortized into interest expense over the remaining life of the swap. In addition, beginning June 1, 2004, changes in the mark-to-market adjustment were recognized as interest expense in the statement of operations. During the six months ended June 30, 2005, $1.5 million was recorded in interest expense.
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
7. COMMITMENTS AND CONTINGENCIES
HCLP has issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	June 30, 2005
Performance guarantees through letters of credit	2005—2006	89,225
Standby letters of credit	2005—2006	17,958
Commercial letters of credit	2005	1,899
Bid bonds and performance bonds	2005—2011	104,242

		$213,324

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

		Maximum
		Potential
		Undiscounted
		Payments as of
	Term	June 30, 2005
Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium	2005	$10,364
El Furrial	2013	34,022
As part of the Production Operators Corporation (“POC”) acquisition purchase price, Hanover may be required to make, and we may have to fund, a contingent payment to Schlumberger based on the realization of certain tax benefits by Hanover and its affiliates through 2016. To date Hanover and its affiliates have not realized any of such tax benefits or made any payments to Schlumberger in connection with them.
We are substantially self-insured for worker’s compensation, employer’s liability, auto liability, general liability, property damage/loss, and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages.
We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway (“Cawthorne Channel Project”) as part of the performance of a contract between an affiliate of The Royal/Dutch Shell Group (“Shell”) and Global Gas and Refining Limited (“Global”), a Nigerian company. We have substantially completed the building of the required barge-mounted facilities. Under the terms of a series of contracts between Global and us, Shell, and several other counterparties, respectively, Global is responsible for the development of the overall project. In light of the political environment in Nigeria, Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under these contracts.
This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks, as well as other risks normally associated with a major construction project, could materially delay the anticipated commencement of operations of the Cawthorne Channel Project or adversely impact any of our operations in Nigeria. Any such delays could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell were to terminate its contract with Global for any reason, or if we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. At June 30, 2005, we had an investment of approximately $67.2 million in projects in Nigeria, a substantial majority of which related to the Cawthorne Channel Project. We currently anticipate making an approximately $2.5 million additional investment in the Cawthorne Channel Project during 2005. In addition, we have approximately $4.2 million associated with advances to, and our investment in, Global.
We have significant operations that expose us to currency risk in Argentina and Venezuela. As a result, adverse political conditions and fluctuations in currency exchange rates could materially and adversely affect our business. To mitigate that risk, the majority of our existing contracts provide that we receive payment in, or based on, U.S. dollars rather than Argentine pesos and Venezuelan bolivars, thus reducing our exposure to fluctuations in their value. In February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004 and March 2005, the Venezuelan government devalued the currency to 1,920 bolivars and 2,148 bolivars, respectively, for each U.S. dollar. The impact of the devaluation on our results will depend upon the amount of our assets (primarily working capital and deferred taxes) exposed to currency fluctuation in Venezuela in future periods.
For the six months ended June 30, 2005, our Argentine operations represented approximately 5% of our revenue and 8% of our gross profit. For the six months ended June 30, 2005, our Venezuelan operations represented approximately 10% of our revenue and 17% of our gross profit. At June 30, 2005, we had approximately $14.3 million and $22.5 million in accounts receivable related to our Argentine and Venezuelan operations.
The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.
Several compressor rental projects with a customer in Latin America are scheduled to terminate in accordance with the terms of our lease agreements at various times during the remainder of 2005. These projects represent in the aggregate approximately $2.8 million per month in revenues. We are in the process of negotiating extensions of these lease agreements with this customer. While we hope to renew these contracts on favorable terms, we can provide no assurance that these contracts will be renewed on terms that are as favorable to us as the existing lease agreements or at all. If the contracts were not renewed, we would be required to find alternative uses for these assets.
In the ordinary course of business we are involved in various other pending or threatened legal actions, including environmental matters. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
8. RELATED—PARTY TRANSACTIONS
On July 8, 2005, we entered into Amendment No. 2 to the Purchase Agreement dated June 28, 2001 by and among Hanover, HCLP, and Schlumberger Technology Corporation (“STC”), for itself and as successor in interest to Camco International Inc., Schlumberger Surenco S.A. (“Surenco”), and Schlumberger Oilfield Holdings Ltd. (“SOHL”). SOHL, STC and Surenco collectively are referred to as “Schlumberger”. Pursuant to Amendment No. 2, entities affiliated with Schlumberger recently agreed to eliminate Schlumberger’s right to designate a Director to serve on Hanover’s Board of Directors in order for Schlumberger to position itself to have maximum flexibility in terms of its ownership of its shares of Hanover’s common stock. Entities affiliated with Schlumberger have in the past, and may in the future, sell shares of Hanover’s common stock from time to time pursuant to Rule 144 under the Securities Act of 1933.
Ted Collins, Jr., one of Hanover’s Directors, owns 100% of Azalea Partners, which owns approximately 14% of Energy Transfer Group, LLC (“ETG”). During the six months ended June 30, 2005 and 2004 and during the twelve months ended December 31, 2004, we recorded sales of approximately $6.0 million, $4.9 million and $7.7 million, respectively, related to equipment leases and sales to ETG, including its indirectly wholly owned subsidiary Energy Transfer Technologies, LP. In addition, HCLP and ETG are co-

owners of a power generation facility in Venezuela. Under the agreement of co-ownership, each party is responsible for its obligations as a co-owner. HCLP is the designated manager of the facility. As manager, HCLP received revenues related to the facility and distributed to ETG its net share of the operating cash flow of $0.3 million during the six months ended June 30, 2005 and 2004.
9. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003 the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $17.1 million in sale leaseback obligations that, as of June 30, 2005, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.
These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of June 30, 2005, the yield rates on the outstanding equity certificates ranged from 11.1% to 11.5%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At June 30, 2005, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of the new standard to have a material effect on our consolidated results of operations, cash flows or financial position.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123(R) will be changed to the first annual reporting period that begins after June 15, 2005. The adoption of SFAS 123(R) is not expected to have a significant effect on our financial position or cash flows, but will impact our results of operations. An illustration of the impact on our net income and earnings per share is presented in the “Stock Options and Stock-Based Compensation” section of Note 1 assuming we had applied the fair value recognition provisions of SFAS 123(R) using the Black-Scholes methodology.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 153 and do not believe that our adoption will have a material impact on our consolidated results of operations, cash flows or financial position.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires uncertainty about the timing or method of settlement of a conditional asset retirement obligation to be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact FIN 47 will have on our consolidated results of operations, cash flows or financial position.
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application for reporting a change in accounting principle in the absence of explicit transition requirements specific to newly adopted accounting principles, unless impracticable. Corrections of errors will continue to be reported under SFAS 154 by restating prior periods as of the beginning of the first period presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the provisions of SFAS 154 and do not believe that our adoption will have a material impact on our consolidated results of operations, cash flows or financial position.
10. REPORTABLE SEGMENTS
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
The following tables present sales and other financial information by industry segment for the three months ended June 30, 2005 and 2004.

	Segments
					Production
			Parts,	Compressor	and
			service	and	processing
	U.S.	International	and used	accessory	equipment	Other
	rentals	rentals	equipment	fabrication	fabrication	income	Total
			(in thousands)
June 30, 2005:
Revenues from external customers	$87,691	$55,521	$50,531	$41,092	$104,297	$5,660	$344,792
Gross profit	54,707	38,377	14,316	4,505	11,868	5,660	129,433
June 30, 2004:
Revenues from external customers	$83,680	$54,599	$41,414	$44,159	$63,017	$6,007	$292,876
Gross profit	48,730	40,632	10,050	3,705	9,130	6,007	118,254
The following tables present sales and other financial information by industry segment for the six months ended June 30, 2005 and 2004.

	Segments
					Production
			Parts,	Compressor	and
			service	and	processing
	U.S.	International	and used	accessory	equipment	Other
	rentals	rentals	equipment	fabrication	fabrication	income	Total
June 30, 2005:
Revenues from external customers	$174,845	$109,436	$83,968	$73,616	$193,868	$10,695	$646,428
Gross profit	107,785	74,790	22,693	7,412	22,314	10,695	245,689
June 30, 2004:
Revenues from external customers	$170,272	$106,099	$85,796	$72,309	$116,446	$11,785	$562,707
Gross profit	99,783	77,359	21,463	5,942	14,863	11,785	231,195
11. DISCONTINUED OPERATIONS AND OTHER ASSETS HELD FOR SALE
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
Due to changes in market conditions, the disposal plan for a small piece of our original non-oilfield power generation business has not been completed as of June 30, 2005. We are continuing to actively market these assets and have made valuation adjustments as a result of the change in market conditions. As a result of our consolidation efforts during 2003, we reclassified certain closed facilities to assets held for sale. We have sold certain assets for total sales proceeds of $0.1 million during the six months ended June 30, 2005. The remaining assets are expected to be sold within the next three to six months and the assets and liabilities are reflected as held-for-sale on our condensed consolidated balance sheet.
Summary of operating results of the discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues and other:
U.S. rentals	$67	$10	$70	$15
International rentals	—	3,760	—	7,829
Parts, service and used equipment	—	3,270	—	6,742
Equity in income (loss) of non-consolidated affiliates	—	(181)	—	(12)
Other	5	(273)	5	(279)

	72	6,586	75	14,295

Expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
U.S. rentals	219	231	383	391
International rentals	—	1,229	—	3,582
Parts, service and used equipment	—	2,141	—	4,591
Compressor and accessory fabrication	—	—	—	3
Selling, general and administrative	75	490	179	975
Foreign currency translation	—	723	5	294
Depreciation and amortization	—	1,114	—	2,068
Other	(1)	98	—	134

	293	6,026	567	12,038

Income (loss) from discontinued operations before income taxes	(221)	560	(492)	2,257
Provision for income taxes	—	79	—	593

Income (loss) from discontinued operations	$(221)	$481	$(492)	$1,664

As a result of our consolidation efforts during 2003, we reclassified certain closed facilities to assets held for sale.
     Summary balance sheet data for assets held for sale as of June 30, 2005 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total
Current assets	$2,455	$2,188	$—	$4,643
Property, plant and equipment	—	766	4,948	5,714

Assets held for sale	2,455	2,954	4,948	10,357
Current liabilities	—	472	—	472

Liabilities held for sale	—	472	—	472

Net assets held for sale	$2,455	$2,482	$4,948	$9,885

     Summary balance sheet data for assets held for sale as of December 31, 2004 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total
Current assets	$2,455	$2,714	$—	$5,169
Property, plant and equipment	—	1,077	5,314	6,391

Assets held for sale	2,455	3,791	5,314	11,560
Current liabilities	—	517	—	517

Liabilities held for sale	—	517	—	517

Net assets held for sale	$2,455	$3,274	$5,314	$11,043

12. INCOME TAXES
During the three months ended June 30, 2005, we recorded a net tax provision of $8.1 million compared to $6.2 million for the three months ended June 30, 2004. Our effective tax rate for the three months ended June 30, 2005 was 189%, compared to 496% for the three months ended June 30, 2004. During the six months ended June 30, 2005, we recorded a net tax provision of $3.9 million compared to $13.7 million for the six months ended June 30, 2004. Our effective tax rate for the six months ended June 30, 2005 was 564%, compared to 763% for the six months ended June 30, 2004. The change in the effective tax rate was primarily due to the U.S. income tax impact of foreign operations, the relative weight of foreign income to

U.S. income and the reversal of $3.6 million of tax issue based reserves during the second quarter of 2005. These reserves were reversed because we no longer believe that these tax liabilities will be incurred.
Due to our cumulative U.S. losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future. We will be required to record additional valuation allowances if our U.S. deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 is not met. In addition, we have recorded valuation allowances for certain international jurisdictions. If we are required to record additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate. We believe that we will likely be required to record additional valuation allowances in future periods, unless and until we are able to generate additional taxable earnings or implement additional tax planning strategies that would minimize or eliminate the amount of such additional valuation allowance.
13. SUBSEQUENT EVENTS
In July 2005, Hanover’s Board of Directors approved grants of awards under the 2003 Stock Incentive Plan to certain of our employees, including our executive officers, as part of an incentive compensation program. The grants included, in the aggregate, approximately 0.4 million shares of Hanover restricted stock, 0.5 million options to purchase Hanover’s common stock, and cash performance awards with an aggregate target payment of approximately $5.2 million.
The shares of Hanover restricted stock and options to purchase Hanover’s common stock that were granted will vest over a three-year period at a rate of one-third per year, beginning on the first anniversary of the date of the grant. Recipients of performance awards are eligible to receive a cash payment ranging from 0% to 200% of target at the end of three years from the original award grant date if we meet certain pre-determined performance based criteria. The compensation expense related to the performance awards will be recognized in our statement of operations and will be adjusted for changes in our estimate of the percentage of target that is expected to be achieved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS
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
You should not unduly rely on the forward-looking statements, which speak only as of the date of this Form 10-Q. Other factors in addition to those described in this Form 10-Q could also affect our actual results. Except as required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. In addition to the risks noted above, you should review the factors and risks we describe in our Annual Report on Form 10-K for the year ended December 31, 2004 and the reports we file from time to time with the SEC after the date of this Form 10-Q. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
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
OVERVIEW
Our revenue and other income for the second quarter 2005 was $344.8 million compared to second quarter 2004 revenue and other income of $292.9 million. Net loss for the second quarter 2005 was $4.3 million compared with a net loss of $4.1 million in the second quarter 2004.
Our revenue and other income for the six months ended June 30, 2005 was $646.4 million compared to revenue and other income of $562.7 million for the six months ended June 30, 2004. Net loss for the six months ended June 30, 2005 was $3.9 million compared with a net loss of $9.9 million for the six months ended June 30, 2004.
Total compression horsepower at June 30, 2005 was approximately 3,304,000, consisting of approximately 2,512,000 horsepower in the United States and approximately 792,000 horsepower internationally.
At June 30, 2005, our total third-party fabrication backlog was approximately $260.4 million compared to approximately $290.9 million at December 31, 2004 and $265.7 million at June 30, 2004. The compressor and accessory fabrication backlog was approximately $67.5 million at June 30, 2005, compared to approximately $56.7 million at December 31, 2004 and $53.9 million at June 30, 2004. The backlog for production and processing equipment fabrication was approximately $192.9 million at June 30, 2005, compared to approximately $234.2 million at December 31, 2004 and $211.8 million at June 30, 2004.
Industry Conditions
The North American rig count increased by 14% to 1,648 at June 30, 2005 from 1,441 at June 30, 2004, and the twelve-month rolling average North American rig count increased by 10% to 1,650 at June 30,

2005 from 1,500 at June 30, 2004. In addition, the twelve-month rolling average New York Mercantile Exchange wellhead natural gas price increased to $6.47 per MMBtu at June 30, 2005 from $5.31 per MMBtu at June 30, 2004. Despite the increase in natural gas prices and the recent increase in the rig count, U.S. natural gas production levels have not significantly changed. Recently, we have not experienced any significant growth in U.S. rentals of equipment by our customers, which we believe is primarily the result of (i) the lack of a significant increase in U.S. natural gas production levels, (ii) the lack of immediate availability of compression equipment in the configuration currently in demand by our customers and (iii) increases in purchases of compression equipment by oil and gas companies that have available capital. However, improved market conditions have led to improved pricing in the U.S. market.
U.S. Tax Position
Due to our cumulative U.S. losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future. We will be required to record additional valuation allowances if our U.S. deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 is not met. In addition, we have recorded valuation allowances for certain international jurisdictions. If we are required to record additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate. We believe that we will likely be required to record additional valuation allowances in future periods, unless and until we are able to generate additional taxable earnings or implement additional tax planning strategies that would minimize or eliminate the amount of such additional valuation allowance.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004
Summary of Business Segment Results
U.S. Rentals
(in thousands)

	Three months ended
	June 30,		Increase
	2005	2004	(Decrease)
Revenue	$87,691	$83,680	5%
Operating expense	32,984	34,950	(6)%

Gross profit	$54,707	$48,730	12%
Gross margin	62%	58%	4%
U.S. rental revenue increased during the three months ended June 30, 2005, compared to the three months ended June 30, 2004, due primarily to improvement in market conditions that has led to an improvement in pricing. Gross profit and gross margin for the three months ended June 30, 2005 increased compared to the three months ended June 30, 2004, primarily due to improved pricing and our efforts to reduce maintenance and repair expense.

International Rentals
(in thousands)

	Three months ended
	June 30,		Increase
	2005	2004	(Decrease)
Revenue	$55,521	$54,599	2%
Operating expense	17,144	13,967	23%

Gross profit	$38,377	$40,632	(6)%
Gross margin	69%	74%	(5)%
During the three months ended June 30, 2005, international rental revenue increased, compared to the three months ended June 30, 2004, primarily due to increased activity in Mexico and Nigeria. Gross profit and gross margin decreased primarily due to (a) additional costs incurred in the second quarter of 2005 related to the start-up of projects in Nigeria (b) lower operating costs during the three months ended June 30, 2004 due to the timing of planned repair and maintenance activities that were scheduled to increase in the second half of 2004 and (c) the receipt of approximately $0.9 million in additional contractual inflation adjustments in Venezuela and approximately $1.1 million in negotiated start up payments received in Brazil during the second quarter of 2004 associated with a compression rental project that was scheduled to start up in the first quarter of 2004 but was delayed by the customer.
Parts, Service and Used Equipment
(in thousands)

	Three months ended
	June 30,		Increase
	2005	2004	(Decrease)
Revenue	$50,531	$41,414	22%
Operating expense	36,215	31,364	15%

Gross profit	$14,316	$10,050	42%
Gross margin	28%	24%	4%
Parts, service and used equipment revenue, gross profit and gross margin for the three months ended June 30, 2005 were higher than the three months ended June 30, 2004 primarily due to higher parts and service revenues in the U.S. and an increase in used rental equipment and installation sales. Parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment and installation sales. For the three months ended June 30, 2005, parts and service revenue was $38.6 million with a gross margin of 27%, compared to $35.4 million and 28%, respectively, for the three months ended June 30, 2004. Used rental equipment and installation sales revenue for the three months ended June 30, 2005 was $11.9 million with a gross margin of 32%, compared to $6.0 million with a 2% gross margin for the three months ended June 30, 2004. Our used rental equipment and installation sales revenue and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and installation sales associated with the start-up of new projects by customers.

Compression and Accessory Fabrication
(in thousands)

	Three months ended
	June 30,		Increase
	2005	2004	(Decrease)
Revenue	$41,092	$44,159	(7)%
Operating expense	36,587	40,454	(10)%

Gross profit	$4,505	$3,705	22%
Gross margin	11%	8%	3%
For the three months ended June 30, 2005, compression and accessory fabrication revenue decreased due to decreased revenues in our high-spec compression business in the second quarter of 2005. Gross profit and gross margin increased primarily due to improved pricing and our focus on improving operational efficiencies in our fabrication business in 2005. Strong competition in the second quarter of 2004 led to lower margins on orders received. As of June 30, 2005, we had compression fabrication backlog of $67.5 million compared to $53.9 million at June 30, 2004.
Production and Processing Equipment Fabrication
(in thousands)

	Three months ended
	June 30,		Increase
	2005	2004	(Decrease)
Revenue	$104,297	$63,017	66%
Operating expense	92,429	53,887	72%

Gross profit	$11,868	$9,130	30%
Gross margin	11%	14%	(3)%
Production and processing equipment fabrication revenue for the three months ended June 30, 2005 was greater than for the three months ended June 30, 2004, primarily due to our increased focus on both fabrication sales and our sales success ratio on new bid opportunities as well as an improvement in market conditions which led to improved pricing. Production and processing equipment fabrication gross margin during the second quarter 2005 was positively impacted by approximately $1.7 million due primarily to the strengthening of the U.S. Dollar, relative to the Euro. Gross margin decreased primarily due to the increase in revenues by our fabrication operations in Italy and Dubai, which typically have lower margins. As of June 30, 2005, we had a production and processing equipment fabrication backlog of $192.9 million compared to $211.8 million at June 30, 2004.
Expenses
Selling, general, and administrative expense (“SG&A”) for the three months ended June 30, 2005 was $43.9 million, compared to $41.9 million during the three months ended June 30, 2004. The increase was primarily due to an increase in compensation costs. As a percentage of revenue, SG&A for the three months ended June 30, 2005 was 13%, compared to 14% for the three months ended June 30, 2004. As a percentage of sales, SG&A expense decreased due to our efforts to manage SG&A costs and drive an increased level of business with existing infrastructure.
Depreciation and amortization expense for the three months ended June 30, 2005 increased to $45.2 million, compared to $43.1 million for the three months ended June 30, 2004. Depreciation and amortization increased during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily due to net additions to property, plant and equipment placed in service since June 30, 2004, principally in rental fleet operations.
The decrease in our interest expense was primarily due to a decrease in the average debt balance, partially offset by an increase in the overall effective interest rate on outstanding debt to 8.7% from 8.4% during the three months ended June 30, 2005 and 2004, respectively.
Foreign currency translation for the three months ended June 30, 2005 was a loss of $5.0 million, compared to a gain of $0.1 million for the three months ended June 30, 2004. For the three months ended June 30, 2005, foreign currency translation included $5.4 million in translation losses related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt primarily for our subsidiary in Italy.
The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended
	June 30,
	2005	2004
Canada	$422	$179
Argentina	78	(227)
Venezuela	140	477
Italy	(5,698)	51
All other countries	103	(384)

Exchange gain (loss)	$(4,955)	$96

We had intercompany advances outstanding to our subsidiary in Italy of approximately $91.9 million and $14.7 million at June 30, 2005 and June 30, 2004, respectively. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations will depend on the outstanding balance in future periods. A 10% increase or decrease in the Euro would result in a foreign currency translation gain or loss of approximately $8.4 million.
Income Taxes
During the three months ended June 30, 2005, we recorded a net tax provision of $8.1 million compared to $6.2 million for the three months ended June 30, 2004. Our effective tax rate for the three months ended June 30, 2005 was 189%, compared to 496% for the three months ended June 30, 2004. The change in the effective tax rate was primarily due to the U.S. income tax impact of foreign operations, the relative weight of foreign income to U.S. income and the reversal of $3.6 million of tax issue based reserves during the second quarter of 2005. These reserves were reversed because we no longer believe that these tax liabilities will be incurred.
Due to our cumulative U.S. losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future. We will be required to record additional valuation allowances if our U.S. deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 is not met. In addition, we have recorded valuation allowances for certain international jurisdictions. If we are required to record additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate. We believe that we will likely be required to record additional valuation allowances in future periods, unless and until we are able to generate additional taxable earnings or implement additional tax planning strategies that would minimize or eliminate the amount of such additional valuation allowance.
Discontinued Operations
During the fourth quarter 2002, we reviewed our business lines and Hanover’s Board of Directors approved management’s recommendation to exit and sell our non-oilfield power generation and certain used equipment business lines. Income (loss) from discontinued operations decreased $1.4 million to a net loss of $0.5 million during the three months ended June 30, 2005, from income of $0.9 million during the three months ended June 30, 2004. The decrease in income (loss) from discontinued operations was primarily due to the sale of our Canadian rental fleet in the fourth quarter of 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004
Summary of Business Segment Results
U.S. Rentals
(in thousands)

	Six months ended
	June 30,		Increase
	2005	2004	(Decrease)
Revenue	$174,845	$170,272	3%
Operating expense	67,060	70,489	(5)%

Gross profit	$107,785	$99,783	8%
Gross margin	62%	59%	3%
U.S. rental revenue increased during the six months ended June 30, 2005, compared to the six months ended June 30, 2004, due primarily to improvement in market conditions that has led to an improvement in pricing. Gross profit and gross margin for the six months ended June 30, 2005 increased compared to the six months ended June 30, 2004, primarily due to improved pricing and our efforts to reduce maintenance and repair expense.
International Rentals
(in thousands)

	Six months ended
	June 30,		Increase
	2005	2004	(Decrease)
Revenue	$109,436	$106,099	3%
Operating expense	34,646	28,740	21%

Gross profit	$74,790	$77,359	(3)%
Gross margin	68%	73%	(5)%
During the six months ended June 30, 2005, international rental revenue increased, compared to the six months ended June 30, 2004, primarily due to increased activity in Nigeria and Brazil. Gross margin decreased primarily due to (a) additional costs incurred in the first six months of 2005 related to the start-up of projects in Nigeria and (b) lower operating costs during the first six months of 2004 due to the timing of planned repair and maintenance activities that were scheduled to increase in the second half of 2004.

Parts, Service and Used Equipment
(in thousands)

	Six months ended
	June 30,
			Increase
	2005	2004	(Decrease)
Revenue	$83,968	$85,796	(2)%
Operating expense	61,275	64,333	(5)%

Gross profit	$22,693	$21,463	6%
Gross margin	27%	25%	2%
Parts, service and used equipment revenue for the six months ended June 30, 2005 were lower than the six months ended June 30, 2004 primarily due to lower used equipment and installation sales that were partially offset by increased parts and service revenue. Gross margin percentage for the six months ended June 30, 2005 increased due to improved margins on used rental equipment and installation sales. Parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment and installation sales. For the six months ended June 30, 2005, parts and service revenue was $69.8 million with a gross margin of 27%, compared to $60.6 million and 27%, respectively, for the six months ended June 30, 2004. Used rental equipment and installation sales revenue for the six months ended June 30, 2005 was $14.2 million with a gross margin of 28%, compared to $25.2 million with a 22% gross margin for the six months ended June 30, 2004. Our used rental equipment and installation sales revenue and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and installation sales associated with the start-up of new projects by customers.
Compression and Accessory Fabrication
(in thousands)

	Six months ended
	June 30,
			Increase
	2005	2004	(Decrease)
Revenue	$73,616	$72,309	2%
Operating expense	66,204	66,367	0%

Gross profit	$7,412	$5,942	25%
Gross margin	10%	8%	2%
For the six months ended June 30, 2005, compression and accessory fabrication revenue, gross profit and gross margin increased primarily due to increased sales activity and improved market conditions and our focus on improving operational efficiencies. As of June 30, 2005, we had compression fabrication backlog of $67.5 million compared to $53.9 million at June 30, 2004.
Production and Processing Equipment Fabrication
(in thousands)

	Six months ended
	June 30,
			Increase
	2005	2004	(Decrease)
Revenue	$193,868	$116,446	66%
Operating expense	171,554	101,583	69%

Gross profit	$22,314	$14,863	50%
Gross margin	12%	13%	(1)%
Production and processing equipment fabrication revenue for the six months ended June 30, 2005 was greater than for the six months ended June 30, 2004, primarily due to our increased focus on fabrication sales and an improvement in market conditions. We have focused on improving our sales success ratio on new bid opportunities, which has resulted in the 2005 improvement in our revenue. Production and processing equipment fabrication gross margin during the six months ended June 30, 2005 was positively impacted by approximately $2.3 million due primarily to the strengthening of the U.S. Dollar, relative to the Euro. As of June 30, 2005, we had a production and processing equipment fabrication backlog of $192.9 million compared to $211.8 million at June 30, 2004.
Expenses
SG&A for the six months ended June 30, 2005 was $86.1 million, compared to $82.3 million in the six months ended June 30, 2004. The increase was primarily due to an increase in compensation costs. As a percentage of revenue, SG&A for the six months ended June 30, 2005 and 2004 was 13% and 15%, respectively. As a percentage of sales, SG&A expense decreased due to our efforts to manage SG&A costs and drive an increased level of business with existing infrastructure.
Depreciation and amortization expense for the six months ended June 30, 2005 increased to $90.5 million, compared to $84.9 million for the six months ended June 30, 2004. Depreciation and amortization increased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 primarily due to net additions to property, plant and equipment placed in service since June 30, 2004, principally in rental fleet operations.
The decrease in our interest expense was primarily due to a decrease in the average debt balance, partially offset by an increase in the overall effective interest rate on outstanding debt to 9.0% from 8.3% during the six months ended June 30, 2005 and 2004, respectively.
Foreign currency translation for the six months ended June 30, 2005 was a loss of $5.2 million, compared to a gain of $1.2 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, foreign currency translation included $8.9 million in translation losses related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt, primarily for our subsidiary in Italy.
The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Six Months Ended
	June 30,
	2005	2004
Canada	$195	$233
Argentina	474	(448)
Venezuela	3,149	1,433
Italy	(8,892)	92
All other countries	(152)	(141)

Exchange gain/(loss)	$(5,226)	$1,169

We had intercompany advances outstanding to our subsidiary in Italy of approximately $91.9 million and $14.7 million at June 30, 2005 and June 30, 2004, respectively. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations will depend on the outstanding balance in future periods. A 10% increase or decrease in the Euro would result in a foreign currency translation gain or loss of approximately $8.4 million.
Income Taxes
During the six months ended June 30, 2005, we recorded a net tax provision of $3.9 million compared to $13.7 million for the six months ended June 30, 2004. Our effective tax rate for the six months ended June 30, 2005 was 564%, compared to 763% for the six months ended June 30, 2004. The change in the effective tax rate was primarily due to the U.S. income tax impact of foreign operations, the relative weight of foreign income to U.S. income and the reversal of $3.6 million of tax issue based reserves during the second quarter of 2005. These reserves were reversed because we no longer believe that these tax liabilities will be incurred.
Due to our cumulative U.S. losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future. We will be required to record additional valuation allowances if our U.S. deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 is not met. In addition, we have recorded valuation allowances for certain international jurisdictions. If we are required to record additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate. We believe that we will likely be required to record additional valuation allowances in future periods, unless and until we are able to generate additional taxable earnings or implement additional tax planning strategies that would minimize or eliminate the amount of such additional valuation allowance.
Discontinued Operations
During the fourth quarter 2002, we reviewed our business lines and Hanover’s Board of Directors approved management’s recommendation to exit and sell our non-oilfield power generation and certain used equipment business lines. Income (loss) from discontinued operations decreased $2.7 million to a net loss of $0.7 million during the six months ended June 30, 2005, from income of $2.0 million during the six months ended June 30, 2004. The decrease in income (loss) from discontinued operations was primarily due to the sale of our Canadian rental fleet in the fourth quarter of 2004.
LIQUIDITY AND CAPITAL RESOURCES
Our unrestricted cash balance was $31.7 million at June 30, 2005 compared to $38.1 million at December 31, 2004. Working capital increased to $364.3 million at June 30, 2005 from $312.3 million at December 31, 2004. The increase in working capital was primarily attributable to an increase in inventory and costs and estimated earnings in excess of billings on uncompleted contracts and a decrease in accrued liabilities.
Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the table below (dollars in thousands):

	Six Months Ended
	June 30,
	2005	2004
Net cash provided by (used in) continuing operations:
Operating activities	$36,710	$53,823
Investing activities	(49,057)	(25,251)
Financing activities	7,132	(43,302)
Effect of exchange rate changes on cash and cash equivalents	(952)	(490)
Net cash provided by (used in) discontinued operations	(189)	10,475

Net change in cash and cash equivalents	$(6,356)	$(4,745)

The decrease in cash provided by operating activities for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was primarily due to an increase in costs and estimated earnings versus billings on uncompleted projects.
The increase in cash used in investing activities during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was primarily attributable to an increase in capital expenditures during the first six months of 2005. In addition, during the first quarter of 2004, we received $4.7 million in proceeds from the sale of our interest in Hanover Measurement Services Company, LP.
The increase in cash provided by financing activities was primarily due to net borrowings on our revolving credit facility partially offset by payments on the 2000B equipment lease obligation.

The decrease in cash provided by discontinued operations was principally related to the sale of our Canadian rental fleet which was discontinued and sold in November 2004.
We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project’s requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. We currently plan to spend approximately $125 million to $150 million on net capital expenditures during 2005, including (1) rental equipment fleet additions and (2) approximately $40 million to $50 million on equipment maintenance capital. During February 2005, we repaid our 2000B compressor equipment lease obligations using borrowings from our bank credit facility. Subsequent to December 31, 2004, there have been no other significant changes to our obligations to make future payments under existing contracts.
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
Our bank credit facility provides for a $350 million revolving credit facility in which advances bear interest at (a) the greater of the administrative agent’s prime rate, the federal funds effective rate, or the base CD rate, or (b) a eurodollar rate, plus, in each case, a specified margin (6.0% weighted average interest rate at June 30, 2005). A commitment fee equal to 0.625% times the average daily amount of the available commitment under the bank credit facility is payable quarterly to the lenders participating in the bank credit facility. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets.
As of June 30, 2005, HCLP and Hanover were in compliance with all material covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and indentures and agreements relating to our other long-term debt. While there is no assurance, we believe based on our current projections for 2005 that HCLP and Hanover will be in compliance with the financial covenants in these agreements. A default under our bank credit facility or a default under certain of the various indentures and agreements of our debt obligations would trigger in some situations cross-default provisions under our bank credit facilities or the indentures and agreements relating to certain of our debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations. Additionally, our bank credit facility requires that the minimum tangible net worth of HCLP not be less than $702 million. This may limit distributions by HCLP to Hanover in future periods.
We expect that our bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for the short term. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $350 million credit limit (with letters of credit treated as indebtedness), plus, in addition to certain other indebtedness, an additional (1) $40 million in unsecured indebtedness, (2) $50 million of nonrecourse indebtedness of unqualified subsidiaries, and (3) $25 million of secured purchase money indebtedness. As of June 30, 2005, we had $77.0 million of borrowings and $104.5 million of outstanding letters of credit under our bank credit facility, resulting in $168.5 million of additional capacity under such bank credit facility at June 30, 2005.
In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, Hanover’s 8.625% Senior Notes due 2010 and Hanover’s 9.0% Senior Notes due 2014 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, Hanover’s ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements), or Hanover’s “coverage ratio,” is greater than 2.25 to 1.0 and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements related to our 2001A and 2001B compression equipment lease obligations, Hanover’s 8.625% Senior Notes due 2010 and Hanover’s 9.0% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of June 30, 2005, Hanover’s coverage ratio was less than 2.25 to 1.0, and therefore as of such date we could not incur indebtedness other than under our bank credit facility and up to an additional $59.9 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing indebtedness.
As of June 30, 2005, Hanover’s credit ratings as assigned by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) were:

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
In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our note to our general partner that has the same general terms as Hanover’s 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of June 30, 2005 (dollars in thousands):

				Fair Value of
		Fixed Rate to be		Swap at
Floating Rate to be Paid	Maturity Date	Received	Notional Amount	June 30, 2005
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(2,435)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(2,232)
As of June 30, 2005, a total of approximately $0.6 million in accrued liabilities, $4.1 million in long-term liabilities and a $4.7 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, which is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of June 30, 2005, we estimated that the effective rate for the six-month period ending in December 2005 would be approximately 8.8%.
During 2001, we entered into interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

				Fair Value of
				Swap at
Lease	Maturity Date	Fixed Rate to be Paid	Notional Amount	June 30, 2005
March 2000	March 11, 2005	5.2550%	$100,000	$—
August 2000	March 11, 2005	5.2725%	$100,000	$—
These swaps, which we designated as cash flow hedging instruments, met the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income. During the six months ended June 30, 2005, we recorded a reduction to other comprehensive income of approximately $0.6 million compared to an increase to other comprehensive income of approximately $6.3 million during the six months ended June 30, 2004, related to these two swaps.
On June 1, 2004, we repaid the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease. As a result, the two interest rate swaps that matured on March 11, 2005, each having a notional amount of $100 million, associated with the 2000A equipment lease no longer met specific hedge criteria and the unrealized loss related to the mark-to-market adjustment prior to June 1, 2004 of $5.3 million was amortized into interest expense over the remaining life of the swap. In addition, beginning June 1, 2004, changes in the mark-to-market adjustment were recognized as interest expense in the statement of operations. During the six months ended June 30, 2005, $1.5 million was recorded in interest expense.
The counterparties to our interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such financial institutions’ non-performance, if it occurred, could have a material adverse effect on us.
International Operations. We have significant operations that expose us to currency risk in Argentina and Venezuela. As a result, adverse political conditions and fluctuations in currency exchange rates could materially and adversely affect our business. To mitigate that risk, the majority of our existing contracts provide that we receive payment in, or based on, U.S. dollars rather than Argentine pesos and Venezuelan bolivars, thus reducing our exposure to fluctuations in their value. In February 2003, the Venezuelan government fixed the exchange rate to 1,600 bolivars for each U.S. dollar. In February 2004 and March 2005, the Venezuelan government devalued the currency to 1,920 bolivars and 2,148 bolivars, respectively, for each U.S. dollar. The impact of the devaluation on our results will depend upon the amount of our assets (primarily working capital and deferred taxes) exposed to currency fluctuation in Venezuela in future periods.
For the six months ended June 30, 2005, our Argentine operations represented approximately 5% of our revenue and 8% of our gross profit. For the six months ended June 30, 2005, our Venezuelan operations represented approximately 10% of our revenue and 17% of our gross profit. At June 30, 2005, we had approximately $14.3 million and $22.5 million in accounts receivable related to our Argentine and Venezuelan operations.
The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected, which could result in reductions in our net income.
Foreign currency translation for the six months ended June 30, 2005 was a loss of $5.2 million, compared to a gain of $1.2 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, foreign currency translation included $8.9 million in translation losses related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt, primarily for our subsidiary in Italy.
The following table summarizes the exchange gains (losses) we recorded for assets exposed to currency translation (in thousands):

	Six Months Ended
	June 30,
	2005	2004
Canada	$195	$233
Argentina	474	(448)
Venezuela	3,149	1,433
Italy	(8,892)	92
All other countries	(152)	(141)

Exchange gain/(loss)	$(5,226)	$1,169

We had intercompany advances outstanding to our subsidiary in Italy of approximately $91.9 million and $14.7 million at June 30, 2005 and June 30, 2004, respectively. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations will depend on the outstanding balance in future periods. A 10% increase or decrease in the Euro would result in a foreign currency translation gain or loss of approximately $8.4 million.
We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway (“Cawthorne Channel Project”) as part of the performance of a contract between an affiliate of The Royal/Dutch Shell Group (“Shell”) and Global Gas and Refining Limited (“Global”), a Nigerian company. We have substantially completed the building of the required barge-mounted facilities. Under the terms of a series of contracts between Global and us, Shell, and several other counterparties, respectively, Global is responsible for the development of the overall project. In light of the political environment in Nigeria, Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under these contracts.
This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks, as well as other risks normally associated with a major construction project, could materially delay the anticipated commencement of operations of the Cawthorne Channel Project or adversely impact any of our operations in Nigeria. Any such delays could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell were to terminate its contract with Global for any reason, or if we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. At June 30, 2005, we had an investment of approximately $67.2 million in projects in Nigeria, a substantial majority of which related to the Cawthorne Channel Project. We currently anticipate making an approximately $2.5 million additional investment in the Cawthorne Channel Project during 2005. In addition, we have approximately $4.2 million associated with advances to, and our investment in, Global.
Several compressor rental projects with a customer in Latin America are scheduled to terminate in accordance with the terms of our lease agreements at various times during the remainder of 2005. These projects represent in the aggregate approximately $2.8 million per month in revenues. We are in the process of negotiating extensions of these lease agreements with this customer. While we hope to renew these contracts on favorable terms, we can provide no assurance that these contracts will be renewed on terms that are as favorable to us as the existing lease agreements or at all. If the contracts were not renewed, we would be required to find alternative uses for these assets.
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003 the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $17.1 million in sale leaseback obligations that, as of June 30, 2005, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.
These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of June 30, 2005, the yield rates on the outstanding equity certificates ranged from 11.1% to 11.5%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At June 30, 2005, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of the new standard to have a material effect on our consolidated results of operations, cash flows or financial position.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123(R) will be changed to the first annual reporting period that begins after June 15, 2005. The adoption of SFAS
123(R) is not

expected to have a significant effect on our financial position or cash flows, but will impact our results of operations. An illustration of the impact on our net income and earnings per share is presented in the “Stock Options and Stock-Based Compensation” section of Note 1 assuming we had applied the fair value recognition provisions of SFAS 123(R) using the Black-Scholes methodology.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 153 and do not believe that our adoption will have a material impact on our consolidated results of operations, cash flows or financial position.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires uncertainty about the timing or method of settlement of a conditional asset retirement obligation to be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact FIN 47 will have on our consolidated results of operations, cash flows or financial position.
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application for reporting a change in accounting principle in the absence of explicit transition requirements specific to newly adopted accounting principles, unless impracticable. Corrections of errors will continue to be reported under SFAS 154 by restating prior periods as of the beginning of the first period presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the provisions of SFAS 154 and do not believe that our adoption will have a material impact on our consolidated results of operations, cash flows or financial position.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2005. Based on the evaluation, our principal executive officer and principal financial officer believe that our disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to assure that the information has been properly recorded, processed, summarized and reported and to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during our second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 5. OTHER INFORMATION
During the quarter ended June 30, 2005, the Management Development and Compensation Committee of Hanover’s Board of Directors completed a review of all of the existing change of control agreements and arrangements with our executive officers. As a result of such review, Hanover’s Compensation Committee approved new arrangements relating to severance payments that would be payable if an executive is terminated within 12 months after a qualifying change of control of Hanover.
Pursuant to the Compensation Committee’s review and approval, on July 29, 2005, Hanover entered into new Change of Control agreements (“COC Agreements”) with Messrs. Lee E. Beckelman, Brian A. Matusek, Gary M. Wilson, Steven W. Muck, Norman A. Mckay, Peter G. Schreck, and Stephen P. York and Ms. Anita H. Colglazier and Ms. Hilary S. Ware. These COC Agreements provide severance to the executive in the event he or she is terminated without cause within 12 months after a change of control occurs, or if during that period, such executive terminates his or her employment for good reason. In such event, each of Messrs. Beckelman, Matusek, Wilson, Muck, and Mckay would be entitled to a severance payment equal to two times the sum of his annual base salary and target bonus and Messrs. Schreck and York and Ms. Ware and Ms. Colglazier would be entitled to a severance payment equal to one and one half times the sum of his or her annual base salary and target bonus. In addition, the COC Agreements provide that Hanover pay the executive his or her pro-rated target bonus for the current year and reimburse the executive for health insurance premiums for a period of up to eighteen months. If the executive is terminated for cause, or such executive terminates his or her employment without good reason, Hanover is not obligated to make any severance payments to such executive. The information in this Item should be read along with the form of the Change of Control Agreement for the executives named above which is incorporated by reference to Exhibit 10.2 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 3, 2005. Reference is made to such Exhibit 10.2 for the definition of certain terms used in this paragraph. All prior agreements with such executive officers relating to change of control or severance have been terminated.
On July 29, 2005, Hanover also entered into a Change of Control and Severance Agreement with Hanover’s President and Chief Executive Officer, Mr. John E. Jackson. Mr. Jackson’s agreement provides that if his employment is terminated without cause within 12 months after a change of control occurs, or if during that period, Mr. Jackson terminates his employment for good reason, Mr. Jackson would be entitled to a severance payment equal to three times the sum of his annual base salary and target bonus. If Hanover terminates Mr. Jackson without cause at any time other than the 12 months following a change of control, Mr. Jackson would be entitled to a severance payment equal to his annual base salary and target bonus. In either of these circumstances, the agreement provides that Hanover pay Mr. Jackson’s pro-rated target bonus for the current year and reimburse Mr. Jackson for health insurance premiums for a period of up to eighteen months. If Mr. Jackson is terminated for cause, or Mr. Jackson terminates his employment without good reason, Hanover is not obligated to make any severance payments to Mr. Jackson. The information in this item should be read along with Mr. Jackson’s Change of Control and Severance Agreement which is incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 3, 2005. Reference is made to such Exhibit 10.1 for the definition of certain terms used in this paragraph. All prior agreements with Mr. Jackson relating to change of control or severance have been terminated.
In addition to the benefits payable under the foregoing described agreements, in the event of a change of control of Hanover, Hanover would accelerate the vesting of all long-term incentives under the terms of the respective plans.

ITEM 6: EXHIBITS
(a)	Exhibits
10.1	Change of Control and Severance Agreement dated July 29, 2005 between John E. Jackson and the Company (incorporated by reference to Exhibit 10.1 to Hanover Compressor Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 3, 2005).

10.2	Form of Change of Control Agreement dated July 29, 2005 between the Company and each of Messrs. Lee E. Beckelman, Brian A. Matusek, Gary M. Wilson, Steven W. Muck, Norman A. Mckay, Stephen P. York and Peter G. Schreck and Ms. Anita H. Colglazier and Ms. Hilary S. Ware (incorporated by reference to Exhibit 10.2 to Hanover Compressor Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 3, 2005).

10.3	Letter to Brian Matusek regarding employment terms (incorporated by reference to Exhibit 10.1 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on April 18, 2005).

10.4	Amendment No. 2 dated as of July 8, 2005, to Purchase Agreement by and among the Company, Hanover Compression Limited Partnership and Schlumberger Technology Corporation, for itself and as successor in interest to Camco International Inc., Schlumberger Surenco S.A., and Schlumberger Oilfield Holdings Ltd. (incorporated by reference to Exhibit 10.1 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005).

10.5	First Amendment to the Hanover Compressor Company 1998 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005).

10.6	First Amendment to the Hanover Compressor Company 1999 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005).

10.7	First Amendment to the Hanover Compressor Company 2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005).

10.8	First Amendment to the Hanover Compressor Company 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSION LIMITED PARTNERSHIP

Date:	August 9, 2005

By:	/s/ JOHN E. JACKSON

John E. Jackson
President and Chief Executive Officer

Date:	August 9, 2005

By:	/s/ LEE E. BECKELMAN

Lee E. Beckelman
Vice President and Chief Financial Officer

EXHIBIT INDEX
10.1	Change of Control and Severance Agreement dated July 29, 2005 between John E. Jackson and the Company (incorporated by reference to Exhibit 10.1 to Hanover Compressor Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 3, 2005).

10.2	Form of Change of Control Agreement dated July 29, 2005 between the Company and each of Messrs. Lee E. Beckelman, Brian A. Matusek, Gary M. Wilson, Steven W. Muck, Norman A. Mckay, Stephen P. York and Peter G. Schreck and Ms. Anita H. Colglazier and Ms. Hilary S. Ware (incorporated by reference to Exhibit 10.2 to Hanover Compressor Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 3, 2005).

10.3	Letter to Brian Matusek regarding employment terms (incorporated by reference to Exhibit 10.1 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on April 18, 2005).

10.4	Amendment No. 2 dated as of July 8, 2005, to Purchase Agreement by and among the Company, Hanover Compression Limited Partnership and Schlumberger Technology Corporation, for itself and as successor in interest to Camco International Inc., Schlumberger Surenco S.A., and Schlumberger Oilfield Holdings Ltd. (incorporated by reference to Exhibit 10.1 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005).

10.5	First Amendment to the Hanover Compressor Company 1998 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005).

10.6	First Amendment to the Hanover Compressor Company 1999 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005).

10.7	First Amendment to the Hanover Compressor Company 2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005).

10.8	First Amendment to the Hanover Compressor Company 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Hanover Compressor Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed herewith.

(2)	Furnished herewith.