Form 10-Q
period 2005-09-30
HANOVER COMPRESSION LP
filed 2005-11-14
CIK 1163675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format. Part II, Items 2, 3, 4 and Part I, Item 3, have been omitted in accordance with Instruction (H)(2)(b) and (c), respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANOVER COMPRESSION LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,840	$38,076
Accounts receivable, net of allowance of $7,205 and $7,573, respectively	238,718	205,644
Inventory, net	218,244	184,798
Costs and estimated earnings in excess of billings on uncompleted contracts	100,481	70,103
Prepaid taxes	4,214	6,988
Current deferred income tax	13,421	13,200
Assets held for sale	4,576	5,169
Other current assets	37,251	30,869

Total current assets	646,745	554,847
Property, plant and equipment, net	1,810,944	1,876,348
Goodwill, net	184,409	183,190
Intangible and other assets	57,526	61,110
Investments in non-consolidated affiliates	87,628	90,326
Assets held for sale	4,680	6,391

Total assets	$2,791,932	$2,772,212

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Short-term debt	$4,187	$5,106
Current maturities of long-term debt	1,478	1,430
Accounts payable, trade	67,183	57,402
Accrued liabilities	125,362	115,279
Advance billings	66,213	42,588
Liabilities related to assets held for sale	644	517
Billings on uncompleted contracts in excess of costs and estimated earnings	15,721	20,256

Total current liabilities	280,788	242,578
Long-term debt	431,621	614,609
Due to general partner	758,955	744,221
Other liabilities	42,797	47,232
Deferred income taxes	56,477	66,901

Total liabilities	1,570,638	1,715,541

Commitments and contingencies (Note 7)
Minority interest	11,873	18,778
Partners’ equity:
Partners’ capital	1,193,451	1,020,375
Accumulated other comprehensive income	15,970	17,518

Total partners’ equity	1,209,421	1,037,893

Total liabilities and partners’ equity	$2,791,932	$2,772,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues and other income:
U.S. rentals	$87,703	$85,866	$262,548	$256,138
International rentals	58,208	52,797	167,644	158,896
Parts, service and used equipment	74,027	48,741	157,995	134,537
Compressor and accessory fabrication	51,798	46,605	125,414	118,914
Production and processing equipment fabrication	90,312	76,193	284,180	192,639
Equity in income of non-consolidated affiliates	6,027	5,096	15,759	14,867
Other	1,781	513	2,744	2,527

	369,856	315,811	1,016,284	878,518

Expenses:
U.S. rentals	35,503	37,816	102,563	108,305
International rentals	19,284	16,797	53,930	45,537
Parts, service and used equipment	55,865	34,419	117,140	98,752
Compressor and accessory fabrication	44,418	41,217	110,622	107,584
Production and processing equipment fabrication	83,146	68,974	254,700	170,557
Selling, general and administrative	45,442	43,877	131,509	126,133
Foreign currency translation	1,083	569	6,309	(600)
Other	133	222	526	569
Debt extinguishment costs	7,318	—	7,318	—
Depreciation and amortization	47,302	43,273	137,758	128,183
Interest expense	30,739	33,223	93,594	96,279

	370,233	320,387	1,015,969	881,299

Income (loss) from continuing operations before income taxes	(377)	(4,576)	315	(2,781)
Provision (benefit) for income taxes	(3,345)	(2,484)	559	11,214

Income (loss) from continuing operations	2,968	(2,092)	(244)	(13,995)
Income (loss) from discontinued operations, net of tax	(214)	2,204	(706)	3,868
Income (loss) from sales or write-downs of discontinued operations, net of tax	48	(147)	(156)	225

Net income (loss)	$2,802	$(35)	$(1,106)	$(9,902)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$2,802	$(35)	$(1,106)	$(9,902)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	—	1,222	609	6,970
Foreign currency translation adjustment	1,900	4,053	(2,157)	155

Comprehensive income (loss)	$4,702	$5,240	$(2,654)	$(2,777)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,106)	$(9,902)
Adjustments:
Depreciation and amortization	137,758	128,183
(Gain) loss from discontinued operations, net of tax	862	(4,093)
Bad debt expense	1,568	1,295
Gain on sale of property, plant and equipment	(9,736)	(6,151)
Equity in income of non-consolidated affiliates, net of dividends received	2,924	(6,975)
(Gain) loss on derivative instruments	416	(372)
Gain on sale of non-consolidated affiliates	—	(300)
Gain on the sale of business	(188)	—
Restricted stock compensation expense	4,059	1,583
Pay-in-kind interest on long-term notes payable	17,185	15,440
Deferred income taxes	(8,614)	4,769
Changes in assets and liabilities, excluding business combinations:
Accounts receivable and notes	(43,835)	(21,721)
Inventory	(35,956)	(29,223)
Costs and estimated earnings versus billings on uncompleted contracts	(41,694)	12,552
Accounts payable and other liabilities	21,151	(4,781)
Advance billings	27,508	9,046
Prepaid, effects of exchange rate on accounts denominated in foreign currencies and other	7,081	8,096

Net cash provided by continuing operations	79,383	97,446
Net cash provided by (used in) discontinued operations	(376)	7,931

Net cash provided by operating activities	79,007	105,377

Cash flows from investing activities:
Capital expenditures	(103,155)	(57,407)
Proceeds from sale of property, plant and equipment	38,028	23,401
Proceeds from sale of business	2,500	—
Proceeds from sale of non-consolidated affiliates	—	4,663
Cash used for business acquisitions	(3,426)	—
Cash used to acquire investments in and advances to non-consolidated affiliates	(500)	(250)

Net cash used in continuing operations	(66,553)	(29,593)
Net cash provided by discontinued operations	220	8,644

Net cash used in investing activities	(66,333)	(20,949)

Cash flows from financing activities:
Borrowings on revolving credit facilities	120,000	41,000
Repayments on revolving credit facilities	(79,000)	(55,000)
Payments of debt issuance costs	—	(254)
Partners’ contribution (distribution), net	170,112	(8,452)
Net repayments of other debt	(1,421)	(16,613)
Borrowings from general partner, due 2014	—	194,125
Payments of 2000A compression equipment lease obligations	—	(200,000)
Payments of 2000B compression equipment lease obligations	(57,589)	(65,000)
Payments of 2001A compression equipment lease obligations	(172,177)	—

Net cash used in continuing operations	(20,075)	(110,194)
Net cash used in discontinued operations	—	—

Net cash used in financing activities	(20,075)	(110,194)

Effect of exchange rate changes on cash and equivalents	(835)	(160)

Net decrease in cash and cash equivalents	(8,236)	(25,926)
Cash and cash equivalents at beginning of period	38,076	56,619

Cash and cash equivalents at end of period	$29,840	$30,693

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
Stock Options and Stock-Based Compensation
We are an indirect wholly-owned subsidiary of Hanover Compressor Company (“Hanover”). Certain of our employees participate in stock incentive plans that provide for the granting of options to purchase shares of Hanover common stock and grants of Hanover restricted common stock. In accordance with Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation,” HCLP measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Except for shares that vest based on performance, we recognize compensation expense equal to the fair value of the restricted stock at the date of grant over the vesting period related to these grants. For restricted shares that vest based on performance, we will record an estimate of the compensation expense to be expensed over three years related to these restricted shares. The compensation expense that will be recognized in our statement of operations will be adjusted for changes in our estimate of the number of restricted shares that will vest as well as changes in Hanover’s stock price. The following pro forma net income (loss) data illustrates the effect on net income (loss) if the fair value method had been applied to all outstanding and unvested stock options in each period (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$2,802	$(35)	$(1,106)	$(9,902)
Add back: Restricted stock grant expense	1,836	818	4,059	1,583
Deduct: Stock-based employee compensation expense determined under the fair value method	(2,297)	(1,463)	(5,846)	(3,155)

Pro forma net income (loss)	$2,341	$(680)	$(2,893)	$(11,474)

In July 2005, Hanover’s Board of Directors approved grants of awards under the 2003 Stock Incentive Plan to certain of our employees, including our executive officers, as part of an incentive compensation program. The grants included, in the aggregate, approximately 0.4 million shares of Hanover restricted stock and 0.5 million options to purchase Hanover’s common stock. The shares of Hanover restricted stock and stock options to purchase Hanover’s common stock that were granted vest over a three-year period at a rate of one-third per year, beginning on the first anniversary of the date of the grant.
Reclassifications
Certain amounts in the prior period’s financial statements have been reclassified to conform to the 2005 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.

2. INVENTORY
Inventory, net of reserves, consisted of the following amounts (in thousands):

	September 30,	December 31,
	2005	2004
Parts and supplies	$128,167	$135,751
Work in progress	79,635	42,708
Finished goods	10,442	6,339

	$218,244	$184,798

As of September 30, 2005 and December 31, 2004, we had inventory reserves of approximately $12.5 million and $11.7 million, respectively.
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Compression equipment, facilities and other rental assets	$2,401,774	$2,360,799
Land and buildings	85,879	89,573
Transportation and shop equipment	76,750	78,577
Other	54,173	51,054

	2,618,576	2,580,003
Accumulated depreciation	(807,632)	(703,655)

	$1,810,944	$1,876,348

As of September 30, 2005, the compression assets owned by entities that lease equipment to us but, pursuant to our adoption of FIN 46, are included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $353.9 million, including improvements made to these assets after the sale leaseback transactions.
4. DEBT
Short-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Belleli-factored receivables	$1,163	$1,011
Belleli-revolving credit facility	3,024	4,095

Short-term debt	$4,187	$5,106

Belleli’s factoring arrangements are typically short term in nature and bore interest at a weighted average rate of 3.0% and 4.0% at September 30, 2005 and December 31, 2004, respectively. Belleli’s revolving credit facilities bore interest at a weighted average rate of 3.7% and 4.0% at September 30, 2005 and December 31, 2004, respectively. These revolving credit facilities are callable during 2005.

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Bank credit facility due December 2006	$48,000	$7,000
2000B compression equipment lease notes, interest at 5.2%, due October 2005	—	55,861
2001A compression equipment lease notes, interest at 8.5%, due September 2008	133,000	300,000
2001B compression equipment lease notes, interest at 8.75%, due September 2011	250,000	250,000
Other, interest at various rates, collateralized by equipment and other assets, net of unamortized discount	2,099	3,178

	433,099	616,039
Less-current maturities	(1,478)	(1,430)

Long-term debt	$431,621	$614,609

During September 2005, we redeemed $167.0 million in indebtedness and repaid $5.2 million in minority interest obligations under our 2001A compression equipment lease obligations using funds contributed by Hanover from the proceeds of its August 2005 public offering of Hanover common stock. In connection with the redemption and repayment, the Company expensed $7.3 million related to the call premium and $2.5 million related to unamortized debt issuance costs. The $7.3 million of costs related to the call premium have been classified as debt extinguishment costs and the $2.5 million related to unamortized debt issuance costs have been classified as depreciation and amortization expense on the accompanying Condensed Consolidated Statements of Operations. During February 2005, we repaid our 2000B compression equipment lease obligations using borrowings from our bank credit facility.
As of September 30, 2005, we had $48.0 million of outstanding borrowings and $119.0 million of outstanding letters of credit under our bank credit facility, resulting in $183.0 million of additional capacity under such bank credit facility at September 30, 2005. Outstanding borrowings under this facility bore interest at a weighted average rate of 6.5% and 5.2% at September 30, 2005 and December 31, 2004, respectively. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $350 million credit limit, plus, in addition to certain other indebtedness, an additional (a) $40 million in unsecured indebtedness, (b) $50 million of nonrecourse indebtedness of unqualified subsidiaries and (c) $25 million of secured purchase money indebtedness.
As of September 30, 2005, HCLP and Hanover were in compliance with the covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or a default under the indentures and agreements relating to certain of our other debt obligations would in some situations trigger cross-default provisions under our bank credit facilities or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations. Additionally, our bank credit facility requires that the minimum tangible net worth of HCLP not be less than $702 million. This may limit distributions by HCLP to Hanover in future periods.
In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, Hanover’s 8.625% Senior Notes due 2010 and Hanover’s 9% Senior Notes due 2014 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, Hanover’s ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or Hanover’s “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, Hanover’s 8.625% Senior Notes due 2010 and Hanover’s 9% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of September 30, 2005, Hanover’s coverage ratio exceeded 2.25 to 1.0, and therefore as of such date it would allow Hanover to incur a limited amount of indebtedness in addition to our bank credit facility and the additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness allowed by such bank credit facility.

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
Obligations to our general partner that have the same general terms as the Hanover notes payable consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
4.75% senior notes due 2014	$143,750	$143,750
8.625% senior notes due 2010	200,000	200,000
9.0% senior notes due 2014	200,000	200,000
11% zero coupon subordinated notes due March 2007	223,652	206,467
Fair value adjustment – fixed to floating interest rate swaps	(8,447)	(5,996)

	$758,955	$744,221

6. ACCOUNTING FOR DERIVATIVES
We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt and leasing obligations. Our primary objective is to reduce our overall cost of borrowing by managing the fixed and floating interest rate mix of our debt portfolio. We do not use derivative financial instruments for trading or other speculative purposes. The cash flow from hedges is classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.
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
In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our note to our general partner that has the same general terms as the 8.625% Senior Notes resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of September 30, 2005 (dollars in thousands):

				Fair Value of
		Fixed Rate to be	Notional	Swap at
Floating Rate to be Paid	Maturity Date	Received	Amount	September 30, 2005
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(4,344)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(4,103)

As of September 30, 2005, a total of approximately $1.1 million in accrued liabilities, $7.3 million in long-term liabilities and a $8.4 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, that is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of September 30, 2005, we estimated that the effective rate for the six-month period ending in December 2005 would be approximately 9.2%.
During 2001, we entered into interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

				Fair Value of
		Fixed Rate to be	Notional	Swap at
Lease	Maturity Date	Paid	Amount	September 30, 2005
March 2000	March 11, 2005	5.2550%	$100,000	$—
August 2000	March 11, 2005	5.2725%	$100,000	$—
These swaps, which we designated as cash flow hedging instruments, met the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income. During the nine months ended September 30, 2005 and 2004, we recorded an increase to other comprehensive income of approximately $0.6 million and approximately $7.5 million, respectively, related to these two swaps.
On June 1, 2004, we repaid the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A compression equipment lease. As a result, the two interest rate swaps that matured on March 11, 2005, each having a notional amount of $100 million, associated with the 2000A compression equipment lease no longer met specific hedge criteria and the unrealized loss related to the mark-to-market adjustment prior to June 1, 2004 of $5.3 million was amortized into interest expense over the remaining life of the swap. In addition, beginning June 1, 2004, changes in the mark-to-market adjustment were recognized as interest expense in the statement of operations. During the nine months ended September 30, 2005, $1.5 million was recorded in interest expense.
The counterparties to our interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such financial institutions’ non-performance, if it occurred, could have a material adverse effect on us.
7. COMMITMENTS AND CONTINGENICES
HCLP has issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	September 30, 2005
Performance guarantees through letters of credit	2005-2006	$101,098
Standby letters of credit	2005-2006	20,249
Commercial letters of credit	2005	3,133
Bid bonds and performance bonds	2005-2011	103,436

		$227,916

We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties. In addition, in December 2003 and June 2004, Hanover issued $200.0 million aggregate principal amount of its 8.625% Senior Notes and issued $200.0 million aggregate principal amount of its 9.0% Senior Notes, respectively, which we fully and unconditionally guaranteed on a senior subordinated basis.
Hanover has guaranteed the amount included below, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate. If these guarantees by Hanover are ever called, we may have to advance funds to Hanover to cover its obligation under these guarantees.

		Maximum Potential
		Undiscounted
		Payments as of
	Term	September 30, 2005
Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium	2005	$8,763
El Furrial	2013	33,022
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
We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway (“Cawthorne Channel Project”) as part of the performance of a contract between an affiliate of The Royal/Dutch Shell Group (“Shell”) and Global Gas and Refining Limited (“Global”), a Nigerian company. We have substantially completed the building of the required barge-mounted facilities and are in the commissioning process. Commissioning is the process of testing, demonstrating, and obtaining sign off that a plant is operating as designed, along with having the proper operating procedures in place. This generally begins after substantial completion of construction. Under the terms of a series of contracts between Global and Hanover, Shell, and several other counterparties, respectively, Global is responsible for the development of the overall project. In light of the political environment in Nigeria, Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under these contracts.
This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks, as well as other risks normally associated with a major construction project, could materially delay the anticipated commencement of operations of the Cawthorne Channel Project or adversely impact any of our operations in Nigeria. Any such delays could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell were to terminate its contract with Global for any reason, or if we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. At September 30, 2005, we had an investment of approximately $71 million in projects in Nigeria, a substantial majority of which related to the Cawthorne Channel Project. We currently anticipate making an approximately $1 million additional investment in the Cawthorne Channel Project during 2005. In addition, we have approximately $4 million associated with advances to, and our investment in, Global.
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
For the nine months ended September 30, 2005, our Argentine operations represented approximately 5% of our revenue and 8% of our gross profit. For the nine months ended September 30, 2005, our Venezuelan operations represented approximately 9% of our revenue and 17% of our gross profit. At September 30, 2005, we had approximately $13.9 million and $21.5 million in accounts receivable related to our Argentine and Venezuelan operations.
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
8. RELATED-PARTY TRANSACTIONS
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
Ted Collins, Jr., one of Hanover’s Directors, owns 100% of Azalea Partners, which owns approximately 14% of Energy Transfer Group, LLC (“ETG”). During the nine months ended September 30, 2005 and 2004 and during the twelve months ended December 31, 2004, we recorded sales of approximately $14.5 million, $7.3 million and $7.7 million, respectively, related to compression equipment leases and sales to ETG, including its indirectly wholly owned subsidiary Energy Transfer Technologies, LP. In addition, HCLP and ETG are co-owners of a power generation facility in Venezuela. Under the agreement of co-ownership, each party is responsible for its obligations as a co-owner. HCLP is the designated manager of the facility. As manager, HCLP received revenues related to the facility and distributed to ETG its net share of the operating cash flow of $0.5 million and $0.6 million during the nine months ended September 30, 2005 and 2004.
9. PARTNERS’ EQUITY
On August 15, 2005, Hanover completed a public offering of 13,154,385 shares of its common stock that resulted in approximately $179.2 million of net proceeds for Hanover. Of the 13,154,385 shares of common stock sold by Hanover, 1,715,789 shares of common stock were sold pursuant to the underwriters’ over-allotment option. Hanover contributed the $179.2 million of net proceeds to HCLP and the contribution has been recognized by HCLP as a capital contribution.

10. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003, the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $11.9 million in sale leaseback obligations that, as of September 30, 2005, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.
These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of September 30, 2005, the yield rates on the outstanding equity certificates ranged from 11.6% to 12.1%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At September 30, 2005, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
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
The following tables present sales and other financial information by industry segment for the three months ended September 30, 2005 and 2004.

	Segments
					Production
			Parts,	Compressor	and
			service	and	processing
	U.S.	International	and used	accessory	equipment	Other
	rentals	rentals	equipment	fabrication	fabrication	income	Total
	(in thousands)
September 30, 2005:
Revenues from external customers	$87,703	$58,208	$74,027	$51,798	$90,312	$7,808	$369,856
Gross profit	52,200	38,924	18,162	7,380	7,166	7,808	131,640
September 30, 2004:
Revenues from external customers	$85,866	$52,797	$48,741	$46,605	$76,193	$5,609	$315,811
Gross profit	48,050	36,000	14,322	5,388	7,219	5,609	116,588

The following tables present sales and other financial information by industry segment for the nine months ended September 30, 2005 and 2004.

	Segments
					Production
			Parts,	Compressor	and
			service	and	processing
	U.S.	International	and used	accessory	equipment	Other
	rentals	rentals	equipment	fabrication	fabrication	income	Total
	(in thousands)
September 30, 2005:
Revenues from external customers	$262,548	$167,644	$157,995	$125,414	$284,180	$18,503	$1,016,284
Gross profit	159,985	113,714	40,855	14,792	29,480	18,503	377,329
September 30, 2004:
Revenues from external customers	$256,138	$158,896	$134,537	$118,914	$192,639	$17,394	$878,518
Gross profit	147,833	113,359	35,785	11,330	22,082	17,394	347,783
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
Due to changes in market conditions, the disposal plan for a small piece of our original non-oilfield power generation business has not been completed as of September 30, 2005. We are continuing to actively market these assets and have made valuation adjustments as a result of the change in market conditions. As a result of our consolidation efforts during 2003, we reclassified certain closed facilities to assets held for sale. We have sold certain assets related to our discontinued operations for total sales proceeds of $0.2 million during the nine months ended September 30, 2005. The remaining assets are expected to be sold within the next three to six months and the assets and liabilities are reflected as held-for-sale on our condensed consolidated balance sheet.

Summary of operating results of the discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues and other:
U.S. rentals	$250	$93	$320	$108
International rentals	—	3,782	—	11,611
Parts, service and used equipment	—	2,636	—	9,378
Equity in income of non-consolidated affiliates	—	51	—	39
Other	74	732	79	453

	324	7,294	399	21,589

Expenses:
U.S. rentals	274	240	657	631
International rentals	—	1,332	—	4,914
Parts, service and used equipment	—	2,297	—	6,888
Compressor and accessory fabrication	—	(3)	—	—
Selling, general and administrative	101	356	280	1,331
Foreign currency translation	—	(1,101)	5	(807)
Depreciation and amortization	—	638	—	2,706
Interest expense	163	—	163	—
Other	—	333	—	467

	538	4,092	1,105	16,130

Income (loss) from discontinued operations before income taxes	(214)	3,202	(706)	5,459
Provision for income taxes	—	998	—	1,591

Income (loss) from discontinued operations	$(214)	$2,204	$(706)	$3,868

As a result of our consolidation efforts during 2003, we reclassified certain closed facilities to assets held for sale.
Summary balance sheet data for assets held for sale as of September 30, 2005 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total
Current assets	$2,455	$2,121	$—	$4,576
Property, plant and equipment	—	766	3,914	4,680

Assets held for sale	2,455	2,887	3,914	9,256
Current liabilities	—	644	—	644

Liabilities held for sale	—	644	—	644

Net assets held for sale	$2,455	$2,243	$3,914	$8,612

Summary balance sheet data for assets held for sale as of December 31, 2004 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total
Current assets	$2,455	$2,714	$—	$5,169
Property, plant and equipment	—	1,077	5,314	6,391

Assets held for sale	2,455	3,791	5,314	11,560
Current liabilities	—	517	—	517

Liabilities held for sale	—	517	—	517

Net assets held for sale	$2,455	$3,274	$5,314	$11,043

In October 2005, we sold a facility in Houston, Texas classified as assets held for sale for $5.1 million.

13. INCOME TAXES
During the three months ended September 30, 2005, we recorded a net tax benefit of $3.3 million compared to $2.5 million for the three months ended September 30, 2004. Our effective tax rate for the three months ended September 30, 2005 was 887%, compared to 54% for the three months ended September 30, 2004. The change in the effective tax rate was primarily due to the U.S. income tax impact of foreign operations, the relative weight of foreign income to U.S. income, and the need to record a $3.1 million valuation allowance against U.K. deferred tax assets in the third quarter of 2005 for which realization is not more likely than not.
During the nine months ended September 30, 2005, we recorded a net tax provision of $0.6 million compared to $11.2 million for the nine months ended September 30, 2004. Our effective tax rate for the nine months ended September 30, 2005 was 177%, compared to (403)% for the nine months ended September 30, 2004. The change in the effective tax rate was primarily due to the U.S. income tax impact of foreign operations, the relative weight of foreign income to U.S. income, the need to record a $3.1 million valuation allowance against U.K. deferred tax assets in the third quarter of 2005 for which realization is not more likely than not and the reversal of $3.6 million of tax issue based reserves during the second quarter of 2005. These reserves were reversed because we no longer believe that these tax liabilities will be incurred.
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
14. IMPACT OF HURRICANES
Hurricanes Katrina and Rita caused operational disruptions, including the shutdown of our Gulf Coast facilities for a few days, that negatively impacted our financial performance in the quarter. During the three months ended September 30, 2005, we recorded $0.2 million in depreciation expense and $0.6 million of U.S. Rentals repair expense to record the insurance deductibles related to our estimate of the damage done to units impacted by Hurricanes Katrina and Rita.
We have notified our insurance underwriters of our potential losses and that we will be filing a claim for damages caused by Hurricanes Katrina and Rita, and we have been assigned and have been working with an adjuster for both hurricanes. We are currently evaluating and documenting the damage caused by these two hurricanes. There are some compressor units we have not been able to access and assess for damage, but because we have expensed our insurance deductibles, we do not believe the impact from these units will be material to our consolidated results of operations, cash flows or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe”, “anticipate”, “expect”, “estimate” or words of similar import. Similarly, statements that describe our future plans, objectives or goals or future revenues or other future financial metrics are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. These risks and uncertainties include:
•	our inability to renew our short-term leases of equipment with our customers so as to fully recoup our cost of the equipment;

•	a prolonged substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our compression and oil and natural gas production and processing equipment;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, the taking of property without fair compensation and legislative changes;

•	changes in currency exchange rates;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	our inability to implement certain business objectives, such as:
•	international expansion including our ability to timely and cost-effectively execute projects in new international operating environments,

•	integrating acquired businesses,

•	generating sufficient cash,

•	accessing the capital markets,

•	refinancing existing or incurring additional indebtedness to fund our business, and

•	executing our exit and sale strategy with respect to assets classified on our balance sheet as held for sale;
•	risks associated with any significant failure or malfunction of our enterprise resource planning system;

•	governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our substantial debt.
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
OVERVIEW
Our revenue and other income for the third quarter 2005 was $369.9 million compared to third quarter 2004 revenue and other income of $315.8 million. Net income for the third quarter 2005 was $2.8 million, compared with a net loss of $0.0 million in the third quarter 2004. Net income for the third quarter 2005 includes $7.3 million of call premium expenses and $2.5 million of unamortized debt issuance write-off expenses related to the partial redemption and repayment of our 2001A compression equipment lease obligations.
Our revenue and other income for the nine months ended September 30, 2005 was $1,016.3 million compared to revenue and other income of $878.5 million for the nine months ended September 30, 2004. Net loss for the nine months ended September 30, 2005 was $1.1 million, compared with a net loss of $9.9 million, for the nine months ended September 30, 2004. Net loss for the nine months ended September 30, 2005 includes $7.3 million of call premium expenses and $2.5 million of unamortized debt issuance write-off expenses related to the partial redemption and repayment of our 2001A compression equipment lease obligations.
Total compression horsepower at September 30, 2005 was approximately 3,306,000, consisting of approximately 2,454,000 horsepower in the United States and approximately 852,000 horsepower internationally.
At September 30, 2005, our total third-party fabrication backlog was approximately $394.8 million compared to approximately $290.9 million at December 31, 2004 and $257.7 million at September 30, 2004. The compressor and accessory fabrication backlog was approximately $95.6 million at September 30, 2005, compared to approximately $56.7 million at December 31, 2004 and $42.7 million at September 30, 2004. The backlog for production and processing equipment fabrication was approximately $299.2 million at September 30, 2005, compared to approximately $234.2 million at December 31, 2004 and $215.0 million at September 30, 2004.
Industry Conditions
The North American rig count increased by 29% to 1,949 at September 30, 2005 from 1,513 at September 30, 2004, and the twelve-month rolling average North American rig count increased by 15% to 1,743 at September 30, 2005 from 1,521 at September 30, 2004. In addition, the twelve-month rolling average New York Mercantile Exchange wellhead natural gas price increased to $7.15 per MMBtu at September 30, 2005 from $5.51 per MMBtu at September 30, 2004. Despite the increase in natural gas prices and the recent increase in the rig count, U.S. natural gas production levels have not significantly changed. Recently, we have not experienced any significant growth in U.S. rentals of equipment by our customers, which we believe is primarily the result of (i) the lack of immediate availability of compression equipment in the configuration currently in demand by our customers, (ii) increases in purchases of compression equipment by oil and gas companies that have available capital and (iii) the lack of a significant increase in U.S. natural gas production levels. However, improved market conditions have led to improved pricing in the U.S. market.
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
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004
Summary of Business Segment Results
U.S. Rentals
(in thousands)

	Three months ended
	September 30,		Increase
	2005	2004	(Decrease)
Revenue	$87,703	$85,866	2%
Operating expense	35,503	37,816	(6)%

Gross profit	$52,200	$48,050	9%
Gross margin	60%	56%	4%
U.S. rental revenue increased during the three months ended September 30, 2005, compared to the three months ended September 30, 2004, primarily due to improved pricing. Gross profit and gross margin for the three months ended September 30, 2005 increased compared to the three months ended September 30, 2004, primarily due to improved pricing and our efforts to reduce maintenance and repair expense. During the three months ended September 30, 2005, we recorded $0.6 million of repairs related to damage done to units impacted by Hurricanes Katrina and Rita. This lowered our gross margin by approximately 1%.
International Rentals
(in thousands)

	Three months ended
	September 30,		Increase
	2005	2004	(Decrease)
Revenue	$58,208	$52,797	10%
Operating expense	19,284	16,797	15%

Gross profit	$38,924	$36,000	8%
Gross margin	67%	68%	(1)%
During the three months ended September 30, 2005, international rental revenue increased, compared to the three months ended September 30, 2004, primarily due to new rental projects that have come on-line during 2005. Gross margin decreased primarily due to additional operating costs incurred during the three months ended September 30, 2005 related to projects in Nigeria.

Parts, Service and Used Equipment
(in thousands)

	Three months ended
	September 30,		Increase
	2005	2004	(Decrease)
Revenue	$74,027	$48,741	52%
Operating expense	55,865	34,419	62%

Gross profit	$18,162	$14,322	27%
Gross margin	25%	29%	(4)%
Parts, service and used equipment revenue for the three months ended September 30, 2005 was higher than the three months ended September 30, 2004 primarily due to a $20.3 million sale of used rental equipment related to a gas plant in Madisonville, Texas. Gross margin for the three months ended September 30, 2005 was lower due to a decrease in margins on used rental equipment sales. Parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment and installation sales. For the three months ended September 30, 2005, parts and service revenue was $40.7 million with a gross margin of 25%, compared to $36.5 million and 22%, respectively, for the three months ended September 30, 2004. Used rental equipment and installation sales revenue for the three months ended September 30, 2005 was $33.3 million with a gross margin of 24%, compared to $12.2 million with a 50% gross margin for the three months ended September 30, 2004. Our used rental equipment and installation sales revenue and gross margins vary significantly from period to period and are dependent on the sale of used rental equipment, the exercise of purchase options on rental equipment by customers and installation sales associated with the start-up of new projects by customers.
Compression and Accessory Fabrication
(in thousands)

	Three months ended
	September 30,		Increase
	2005	2004	(Decrease)
Revenue	$51,798	$46,605	11%
Operating expense	44,418	41,217	8%

Gross profit	$7,380	$5,388	37%
Gross margin	14%	12%	2%
For the three months ended September 30, 2005, compression and accessory fabrication revenue increased as a result of strong market conditions. Gross profit and gross margin increased primarily due to improved pricing and our focus on improving operational efficiencies in our fabrication business. As of September 30, 2005, we had compression and accessory fabrication backlog of approximately $95.6 million compared to $42.7 million at September 30, 2004.
Production and Processing Equipment Fabrication
(in thousands)

	Three months ended
	September 30,		Increase
	2005	2004	(Decrease)
Revenue	$90,312	$76,193	19%
Operating expense	83,146	68,974	21%

Gross profit	$7,166	$7,219	(1)%
Gross margin	8%	9%	(1)%
Production and processing equipment fabrication revenue for the three months ended September 30, 2005 was greater than for the three months ended September 30, 2004, primarily due to an improvement in market conditions. Margins were primarily impacted by poor performance on a number of jobs in the three months ended September 30, 2005. As of September 30, 2005, we had a production and processing equipment fabrication backlog of $299.2 million compared to $215.0 million at September 30, 2004.

Expenses
Selling, general, and administrative expense (“SG&A”) for the three months ended September 30, 2005 was $45.4 million, compared to $43.9 million during the three months ended September 30, 2004. The increase was primarily due to an increase in compensation costs. As a percentage of revenue, SG&A for the three months ended September 30, 2005 was 12%, compared to 14% for the three months ended September 30, 2004. As a percentage of revenue, SG&A expense decreased due to our efforts to manage SG&A costs while achieving an increased level of business.
Debt extinguishment costs for the three months ended September 30, 2005 were $7.3 million as a result of the call premium paid in connection with the partial redemption and repayment of the 2001A compression equipment lease obligations in September 2005.
Depreciation and amortization expense for the three months ended September 30, 2005 increased to $47.3 million, compared to $43.3 million for the three months ended September 30, 2004. Depreciation and amortization increased during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily due to the write-off of $2.5 million of unamortized debt issuance costs related to the partial redemption and repayment of our 2001A compression equipment lease obligations and net additions to property, plant and equipment placed in service since September 30, 2004, principally in rental fleet operations.
Interest expense for the three months ended September 30, 2005 decreased to $30.7 million, compared to $33.2 million for the three months ended September 30, 2004. The decrease in interest expense was primarily due to a decrease in our average debt balance, partially offset by an increase in the overall effective interest rate on outstanding debt to 9.4% from 9.0% during the three months ended September 30, 2005 and 2004, respectively.
Foreign currency translation for the three months ended September 30, 2005 was a loss of $1.1 million, compared to a loss of $0.6 million for the three months ended September 30, 2004. The increase in foreign currency translation losses was primarily related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt. The increase in the translation loss in Canada was primarily due to the re-measurement of intercompany debt.
The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended
	September 30,
	2005	2004
Canada	$(1,447)	$(189)
Argentina	(112)	(420)
Venezuela	304	(134)
Italy	(273)	100
All other countries	445	74

Exchange gain/(loss)	$(1,083)	$(569)

We had intercompany advances outstanding to our subsidiary in Italy of approximately $99.7 million and $22.3 million at September 30, 2005 and September 30, 2004, respectively. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations will depend on the outstanding balance in future periods. A 10% increase or decrease in the Euro relative to the U.S. Dollar would result in a foreign currency translation gain or loss of approximately $10.0 million.
Income Taxes
During the three months ended September 30, 2005, we recorded a net tax benefit of $3.3 million compared to $2.5 million for the three months ended September 30, 2004. Our effective tax rate for the three months ended September 30, 2005 was 887%, compared to 54% for the three months ended September 30, 2004. The change in the effective tax rate was primarily due to the U.S. income tax impact of foreign operations, the relative weight of foreign income to U.S. income, and the need to record a $3.1 million valuation allowance against U.K. deferred tax assets in the third quarter of 2005 for which realization is not more likely than not.

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
Discontinued Operations
During the fourth quarter 2002, we reviewed our business lines and Hanover’s Board of Directors approved management’s recommendation to exit and sell our non-oilfield power generation and certain used equipment business lines. Income (loss) from discontinued operations decreased $2.3 million to a net loss of $0.2 million during the three months ended September 30, 2005, from income of $2.1 million during the three months ended September 30, 2004. The decrease in income (loss) from discontinued operations was primarily due to the sale of our Canadian rental fleet in the fourth quarter of 2004.
NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004
Summary of Business Segment Results
U.S. Rentals
(in thousands)

	Nine months ended
	September 30,		Increase
	2005	2004	(Decrease)
Revenue	$262,548	$256,138	3%
Operating expense	102,563	108,305	(5)%

Gross profit	$159,985	$147,833	8%
Gross margin	61%	58%	3%
U.S. rental revenue increased during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, due primarily to improvement in market conditions that has led to an improvement in pricing. Gross profit and gross margin for the nine months ended September 30, 2005 increased compared to the nine months ended September 30, 2004, primarily due to improved pricing in 2005 and our efforts to reduce maintenance and repair expenses.
International Rentals
(in thousands)

	Nine months ended
	September 30,		Increase
	2005	2004	(Decrease)
Revenue	$167,644	$158,896	6%
Operating expense	53,930	45,537	18%

Gross profit	$113,714	$113,359	0%
Gross margin	68%	71%	(3)%
During the nine months ended September 30, 2005, international rental revenue increased, compared to the nine months ended September 30, 2004, primarily due to new rental projects that have come on-line in 2005. Gross margin decreased primarily due to additional operating costs incurred in the first nine months of 2005 related to projects in Nigeria.

Parts, Service and Used Equipment
(in thousands)

	Nine months ended
	September 30,		Increase
	2005	2004	(Decrease)
Revenue	$157,995	$134,537	17%
Operating expense	117,140	98,752	19%

Gross profit	$40,855	$35,785	14%
Gross margin	26%	27%	(1)%
Parts, service and used equipment revenue for the nine months ended September 30, 2005 were higher than the nine months ended September 30, 2004 primarily due to improved business conditions and an increase in used rental equipment and installation sales. Gross margin percentage for the nine months ended September 30, 2005 decreased primarily due to lower margins on used equipment sales. Parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment and installation sales. For the nine months ended September 30, 2005, parts and service revenue was $110.5 million with a gross margin of 26%, compared to $97.1 million and 25%, respectively, for the nine months ended September 30, 2004. Used rental equipment and installation sales revenue for the nine months ended September 30, 2005 was $47.5 million with a gross margin of 25%, compared to $37.4 million with a 31% gross margin for the nine months ended September 30, 2004. Our used rental equipment and installation sales revenue and gross margins vary significantly from period to period and are dependent on the sale of used rental equipment, the exercise of purchase options on rental equipment by customers and installation sales associated with the start-up of new projects by customers.
Compression and Accessory Fabrication
(in thousands)

	Nine months ended
	September 30,		Increase
	2005	2004	(Decrease)
Revenue	$125,414	$118,914	5%
Operating expense	110,622	107,584	3%

Gross profit	$14,792	$11,330	31%
Gross margin	12%	10%	2%
For the nine months ended September 30, 2005, compression and accessory fabrication revenue increased as a result of strong market conditions. Gross profit and gross margin increased primarily due to improved market conditions that led to improved pricing and our focus on improving operational efficiencies. As of September 30, 2005, we had compression and accessory fabrication backlog of approximately $95.6 million compared to $42.7 million at September 30, 2004.
Production and Processing Equipment Fabrication
(in thousands)

	Nine months ended
	September 30,		Increase
	2005	2004	(Decrease)
Revenue	$284,180	$192,639	48%
Operating expense	254,700	170,557	49%

Gross profit	$29,480	$22,082	34%
Gross margin	10%	11%	(1)%
Production and processing equipment fabrication revenue for the nine months ended September 30, 2005 was greater than for the nine months ended September 30, 2004, primarily due to our increased focus on fabrication sales and an improvement in market conditions. We have focused on improving our sales success ratio on new bid opportunities, which has resulted in the 2005 improvement in our revenue. Production and processing equipment fabrication gross margin during the nine months ended September 30, 2005 was positively impacted by approximately $2.3 million, or 1%, due to the strengthening of the U.S. Dollar relative to the Euro. Margins were negatively impacted by poor performance on a number of jobs in the period ended September 30, 2005. As of September 30, 2005, we had a production and processing equipment fabrication backlog of $299.2 million compared to $215.0 million at September 30, 2004.
Expenses
SG&A for the nine months ended September 30, 2005 was $131.5 million, compared to $126.1 million in the nine months ended September 30, 2004. The increase was primarily due to an increase in compensation costs. As a percentage of revenue, SG&A for the nine months ended September 30, 2005 and 2004 was 13% and 14%, respectively. As a percentage of revenue, SG&A expense decreased due to our efforts to manage SG&A costs while achieving an increased level of business.
Debt extinguishment costs for the nine months ended September 30, 2005 were $7.3 million as a result of the call premium paid in connection with the partial redemption and repayment of the 2001A compression equipment lease obligations in September 2005.
Depreciation and amortization expense for the nine months ended September 30, 2005 increased to $137.8 million, compared to $128.2 million for the nine months ended September 30, 2004. Depreciation and amortization increased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily due to the write-off of $2.5 million of unamortized debt issuance costs related to the partial redemption and repayment of our 2001A compression equipment lease obligations and net additions to property, plant and equipment placed in service since September 30, 2004, principally in rental fleet operations.
Interest expense for the nine months ended September 30, 2005 decreased to $93.6 million, compared to $96.3 million for the nine months ended September 30, 2004. The decrease in interest expense was primarily due to a decrease in our average debt balance, partially offset by an increase in the overall effective interest rate on outstanding debt to 9.6% from 8.6% during the nine months ended September 30, 2005 and 2004, respectively.
Foreign currency translation for the nine months ended September 30, 2005 was a loss of $6.3 million, compared to a gain of $0.6 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, foreign currency translation included $11.0 million in translation losses related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt, primarily for our subsidiary in Italy.
The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Nine Months Ended
	September 30,
	2005	2004
Canada	$(1,252)	$44
Argentina	362	(868)
Venezuela	3,453	1,299
Italy	(9,165)	193
All other countries	293	(68)

Exchange gain/(loss)	$(6,309)	$600

We had intercompany advances outstanding to our subsidiary in Italy of approximately $99.7 million and $22.3 million at September 30, 2005 and September 30, 2004, respectively. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations will depend on the outstanding balance in future periods. A 10% increase or decrease in the Euro relative to the U.S. Dollar would result in a foreign currency translation gain or loss of approximately $10.0 million.

Income Taxes
During the nine months ended September 30, 2005, we recorded a net tax provision of $0.6 million compared to $11.2 million for the nine months ended September 30, 2004. Our effective tax rate for the nine months ended September 30, 2005 was 177%, compared to (403)% for the nine months ended September 30, 2004. The change in the effective tax rate was primarily due to the U.S. income tax impact of foreign operations, the relative weight of foreign income to U.S. income and the reversal of $3.6 million of tax issue based reserves during the second quarter of 2005. These reserves were reversed because we no longer believe that these tax liabilities will be incurred. The change was also impacted by the recording of a $3.1 million valuation allowance against U.K. deferred tax assets in the third quarter of 2005 for which realization is not more likely than not.
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
Discontinued Operations
During the fourth quarter 2002, we reviewed our business lines and Hanover’s Board of Directors approved management’s recommendation to exit and sell our non-oilfield power generation and certain used equipment business lines. Income (loss) from discontinued operations decreased $5.0 million to a net loss of $0.9 million during the nine months ended September 30, 2005, from income of $4.1 million during the nine months ended September 30, 2004. The decrease in income (loss) from discontinued operations was primarily due to the sale of our Canadian rental fleet in the fourth quarter of 2004.
LIQUIDITY AND CAPITAL RESOURCES
Our unrestricted cash balance was $29.8 million at September 30, 2005 compared to $38.1 million at December 31, 2004. Working capital increased to $366.0 million at September 30, 2005 from $312.3 million at December 31, 2004. The increase in working capital was primarily attributable to an increase in inventory and accounts receivable, partially offset by an increase in advance billings.
Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the table below (dollars in thousands):

	Nine Months Ended
	September 30,
	2005	2004
Net cash provided by (used in) continuing operations:
Operating activities	$79,383	$97,446
Investing activities	(66,553)	(29,593)
Financing activities	(20,075)	(110,194)
Effect of exchange rate changes on cash and cash equivalents	(835)	(160)
Net cash provided by (used in) discontinued operations	(156)	16,575

Net change in cash and cash equivalents	$(8,236)	$(25,926)

The decrease in cash provided by operating activities for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was primarily due to an increase in costs and estimated earnings versus billings on uncompleted fabrication projects, partially offset by an increase in accounts payable and other liabilities and advance billings.
The increase in cash used in investing activities during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was primarily attributable to an increase in net capital expenditures during the first nine months of 2005. In addition, during the first quarter of 2004, we received $4.7 million in proceeds from the sale of our interest in Hanover Measurement Services Company, LP.
The decrease in cash used in financing activities was primarily due to a net decrease in cash used to pay off debt. During 2005, cash flows from operating activities were primarily used for net investment in our rental operations. During 2004, cash flows from operating activities were primarily used to pay down debt.
The decrease in cash provided by discontinued operations was principally related to the sale of our Canadian rental fleet which was discontinued and sold in November 2004.
We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project’s requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. We currently plan to spend approximately $125 million to $150 million on net capital expenditures during 2005, including (1) rental equipment fleet additions and (2) approximately $50 million to $60 million on equipment maintenance capital. During February 2005, we repaid our 2000B compression equipment lease obligations using borrowings from our bank credit facility. During September 2005, we redeemed $167.0 million in indebtedness and repaid $5.2 million in minority interest obligations under our 2001A compression equipment lease obligations using the capital contribution provided by Hanover. Hanover funded the capital contribution from the net proceeds of Hanover’s August 2005 public offering of its common stock. In addition, our purchase order commitments due within three months have increased to approximately $144.2 million as a result of the increase in the backlog related to our fabrication operations. Our purchase order commitments due in fiscal years 2006 and 2007 have increased to approximately $44.8 million primarily due to purchase orders in our Eastern Hemisphere operations. Subsequent to December 31, 2004, there have been no other significant changes to our obligations to make future payments under existing contracts.
Historically, we have funded our capital requirements with a combination of internally generated cash flow, borrowings under a bank credit facility, sale leaseback transactions, capital contributions from Hanover and issuing long-term debt.
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
Our bank credit facility provides for a $350 million revolving credit facility in which advances bear interest at (a) the greater of the administrative agent’s prime rate, the federal funds effective rate, or the base CD rate, or (b) a eurodollar rate, plus, in each case, a specified margin (6.5% weighted average interest rate at September 30, 2005). A commitment fee equal to 0.625% times the average daily amount of the available commitment under the bank credit facility is payable quarterly to the lenders participating in the bank credit facility. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets.
As of September 30, 2005, HCLP and Hanover were in compliance with the covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and indentures and agreements relating to our other long-term debt. While there is no assurance, we believe based on our current projections for 2005 that Hanover and HCLP will be in compliance with the financial covenants in these agreements. A default under our bank credit facility or a default under certain of the various indentures and agreements of our debt obligations would trigger in some situations cross-default provisions under our bank credit facilities or the indentures and agreements relating to certain of our debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations. Additionally, our bank credit facility requires that the minimum tangible net worth of HCLP not be less than $702 million. This may limit distributions by HCLP to Hanover in future periods.
As of September 30, 2005, we had $48.0 million of outstanding borrowings and $119.0 million of outstanding letters of credit under our bank credit facility, resulting in $183.0 million of additional capacity under such bank credit facility at September 30, 2005.

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
In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, Hanover’s 8.625% Senior Notes due 2010 and its 9.0% Senior Notes due 2014 permit us to incur indebtedness up to the $350 million credit limit under our bank credit facility, plus (1) an additional $75 million in unsecured indebtedness and (2) any additional indebtedness so long as, after incurring such indebtedness, Hanover’s ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements), or Hanover’s “coverage ratio,” is greater than 2.25 to 1.0 and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereon. The indentures and agreements related to our 2001A and 2001B compression equipment lease obligations, Hanover’s 8.625% Senior Notes due 2010 and its 9.0% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of September 30, 2005, Hanover’s coverage ratio exceeded 2.25 to 1.0, and therefore as of such date it would allow Hanover to incur a limited amount of indebtedness in addition to our bank credit facility and the additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing indebtedness allowed by such bank credit facility.
As of September 30, 2005, Hanover’s credit ratings as assigned by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) were:

Standard
	Moody’s	& Poor’s
Outlook	Stable	Stable
Senior implied rating	B1	BB-
Liquidity rating	SGL-3	—
Bank credit facility due December 2006	Ba3	—
2001A compression equipment lease notes, interest at 8.5%, due September 2008	B2	B+
2001B compression equipment lease notes, interest at 8.8%, due September 2011	B2	B+
4.75% convertible senior notes due 2008	B3	B
4.75% convertible senior notes due 2014	B3	B
8.625% senior notes due 2010	B3	B
9.0% senior notes due 2014	B3	B
Zero coupon subordinated notes, interest at 11%, due March 31, 2007	Caa1	B-
7.25% convertible subordinated notes due 2029*	Caa1	B-

*	Rating is on the Mandatorily Redeemable Convertible Preferred Securities issued by Hanover Compressor Capital Trust, a trust sponsored by Hanover.
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
In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our note to our general partner that has the same general terms as Hanover’s 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of September 30, 2005 (dollars in thousands):

				Fair Value of
		Fixed Rate to be		Swap at
Floating Rate to be Paid	Maturity Date	Received	Notional Amount	September 30, 2005
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(4,344)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(4,103)
As of September 30, 2005, a total of approximately $1.1 million in accrued liabilities, $7.3 million in long-term liabilities and a $8.4 million reduction of long-term debt was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, which is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of September 30, 2005, we estimated that the effective rate for the six-month period ending in December 2005 would be approximately 9.2%.
During 2001, we entered into interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

				Fair Value of
				Swap at
Lease	Maturity Date	Fixed Rate to be Paid	Notional Amount	September 30, 2005
March 2000	March 11, 2005	5.2550%	$100,000	$—
August 2000	March 11, 2005	5.2725%	$100,000	$—
These swaps, which we designated as cash flow hedging instruments, met the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income. During the nine months ended September 30, 2005 and 2004, we recorded an increase to other comprehensive income of approximately $0.6 million and approximately $7.5 million, respectively, related to these two swaps.
On June 1, 2004, we repaid the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A compression equipment lease. As a result, the two interest rate swaps that matured on March 11, 2005, each having a notional amount of $100 million, associated with the 2000A compression equipment lease no longer met specific hedge criteria and the unrealized loss related to the mark-to-market adjustment prior to June 1, 2004 of $5.3 million was amortized into interest expense over the remaining life of the swap. In addition, beginning June 1, 2004, changes in the mark-to-market adjustment were recognized as interest expense in the statement of operations. During the nine months ended September 30, 2005, $1.5 million was recorded in interest expense.
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
For the nine months ended September 30, 2005, our Argentine operations represented approximately 5% of our revenue and 8% of our gross profit. For the nine months ended September 30, 2005, our Venezuelan operations represented approximately 9% of our revenue and 17% of our gross profit. At September 30, 2005, we had approximately $13.9 million and $21.5 million in accounts receivable related to our Argentine and Venezuelan operations.
The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected, which could result in reductions in our net income.
As a result of continued pressure by Argentina’s unions for increased compensation for workers, oilfield service companies have, or are expected to, experience an increase in operating costs. In the past, we have been able to successfully renegotiate some of our contracts to recover a portion of cost increases. While we hope to recover any cost increases that we incur, we can provide no assurance that we will be successful in renegotiating our Argentine contracts.
Foreign currency translation for the nine months ended September 30, 2005 was a loss of $6.3 million, compared to a gain of $0.6 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, foreign currency translation included $11.0 million in translation losses related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt, primarily for our subsidiary in Italy.
The following table summarizes the exchange gains (losses) we recorded for assets exposed to currency translation (in thousands):

	Nine Months Ended
	September 30,
	2005	2004
Canada	$(1,252)	$44
Argentina	362	(868)
Venezuela	3,453	1,299
Italy	(9,165)	193
All other countries	293	(68)

Exchange gain/(loss)	$(6,309)	$600

We had intercompany advances outstanding to our subsidiary in Italy of approximately $99.7 million and $22.3 million at September 30, 2005 and September 30, 2004, respectively. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations will depend on the outstanding balance in future periods. A 10% increase or decrease in the Euro relative to the U.S. Dollar would result in a foreign currency translation gain or loss of approximately $10.0 million.
We are involved in a project to build and operate barge-mounted gas compression and gas processing facilities to be stationed in a Nigerian coastal waterway (“Cawthorne Channel Project”) as part of the performance of a contract between an affiliate of The Royal/Dutch Shell Group (“Shell”) and Global Gas and Refining Limited (“Global”), a Nigerian company. We have substantially completed the building of the required barge-mounted facilities and are in the commissioning process. Commissioning is the process of testing, demonstrating, and obtaining sign off that a plant is operating as designed, along with having the proper operating procedures in place. This generally begins after substantial completion of construction. Under the terms of a series of contracts between Global and Hanover, Shell, and several other counterparties, respectively, Global is responsible for the development of the overall project. In light of the political environment in Nigeria, Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project and other factors, there is no assurance that Global will be able to comply with its obligations under these contracts.
This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks, as well as other risks normally associated with a major construction project, could materially delay the anticipated commencement of operations of the Cawthorne Channel Project or adversely impact any of our operations in Nigeria. Any such delays could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell were to terminate its contract with Global for any reason, or if we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. At September 30, 2005, we had an investment of approximately $71 million in projects in Nigeria, a substantial majority of which related to the Cawthorne Channel Project. We currently anticipate making an approximately $1 million additional investment in the Cawthorne Channel Project during 2005. In addition, we have approximately $4 million associated with advances to, and our investment in, Global.
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
NEW ACCOUNTING PRONOUNCEMENTS
In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003, the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $11.9 million in sale leaseback obligations that, as of September 30, 2005, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.
These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of September 30, 2005, the yield rates on the outstanding equity certificates ranged from 11.6% to 12.1%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At September 30, 2005, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
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
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2005. Based on the evaluation, our principal executive officer and principal financial officer believe that our disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to assure that the information has been properly recorded, processed, summarized and reported and to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during our third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 5. OTHER INFORMATION
In October 2005 we were contacted by the Independent Inquiry Committee into the United Nations Oil-For-Food Programme (“IIC”) in relation to a contract with the Iraqi Ministry of Oil entered into by Maloney Industries Inc. (now known as Hanover Canada Corporation). We have cooperated closely with the IIC by providing them with all requested information and documentation. While our subsidiary, Maloney Industries, Inc. (“Maloney”), was named in the IIC Report on Programme Manipulation released on October 27, 2005 (the “Report”), the IIC concluded in the Report that there is no evidence that Maloney financed any irregular or illegal payment to the Iraqi regime. Additionally, the Report further concluded that there is no evidence that the officers or employees were aware of, or agreed to any such payments. We agree with the conclusions reached by the IIC in its Report.
ITEM 6: EXHIBITS
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
Date: November 14, 2005

By:	/s/ JOHN E. JACKSON

John E. Jackson
President and Chief Executive Officer
Date: November 14, 2005

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