Form 10-K
period 2005-12-31
HANOVER COMPRESSION LP
filed 2006-03-16
CIK 1163675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2005
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
Title of class: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of the filing date, no common equity securities of Hanover Compression Limited Partnership (the “Registrant”) were held by non-affiliates of the Registrant. The Registrant is owned 99% by Hanover HL, LLC (“Hanover HL”), as limited partner, and 1% by Hanover Compression General Holdings, LLC (“Hanover General”), as general partner. Hanover HL is an indirect wholly-owned subsidiary of Hanover Compressor Company (File No. 1-13071). Hanover General is a direct wholly-owned subsidiary of Hanover Compressor Company.
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

HANOVER COMPRESSION LIMITED PARTNERSHIP

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe”, “anticipate”, “expect”, “estimate” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals or future revenues or other financial metrics are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. These risks and uncertainties include:
•	our inability to renew our short-term leases of equipment with our customers so as to fully recoup our cost of the equipment;

•	a prolonged substantial reduction in oil and natural gas prices, which could cause a decline in the demand for our compression and oil and natural gas production and processing equipment;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, kidnappings, the taking of property without fair compensation and legislative changes;

•	changes in currency exchange rates;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	our inability to implement certain business objectives, such as:
•	international expansion including our ability to timely and cost-effectively execute projects in new international operating environments,

•	integrating acquired businesses,

•	generating sufficient cash,

•	accessing the capital markets, and

•	refinancing existing or incurring additional indebtedness to fund our business;
•	risks associated with any significant failure or malfunction of our enterprise resource planning system;

•	governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our inability to comply with covenants in our debt agreements and the decreased financial flexibility associated with our substantial debt.
     Other factors in addition to those described in this Form 10-K could also affect our actual results. You should carefully consider the risks and uncertainties described above and those discussed in Item 1 “Business” and in Item 1A “Risk Factors” of this Form 10-K in evaluating our forward-looking statements.
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

Item 1. Business
General
     Hanover Compression Limited Partnership (“we”, “us”, “our”, “HCLP”, or the “Company”) is a Delaware limited partnership and an indirect wholly-owned subsidiary of Hanover Compressor Company (File No. 1-13071) (“Hanover”). We, together with our subsidiaries, are a global market leader in the full service natural gas compression business and are also a leading provider of service, fabrication and equipment for oil and natural gas production, processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. HCLP was founded as a Delaware corporation in 1990, and reorganized as a Delaware limited partnership in 2000. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, and oilfield power generation services, primarily to our U.S. and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli Energy S.r.l. (“Belleli”), we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalinization plants and tank farms, primarily for use in Europe and the Middle East.
     In December 2001 and 2002, HCLP and its subsidiaries completed various internal restructuring transactions pursuant to which certain of the domestic subsidiaries of HCLP were merged, directly or indirectly, with and into HCLP.
     We are a major provider of rental natural gas compression equipment and services in the United States with 5,734 of our rental units in the United States having an aggregate capacity of approximately 2,438,000 horsepower at December 31, 2005. In addition, we operate 789 of our units internationally with an aggregate capacity of approximately 882,000 horsepower at December 31, 2005. As of December 31, 2005, approximately 73% of our natural gas compression horsepower was located in the United States and approximately 27% was located elsewhere, primarily in Latin America.
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
Business Segments
     Our revenues and income are derived from six business segments:
•	U.S. rentals. Our U.S. rental segment primarily provides natural gas compression and production and processing equipment rental and maintenance services to meet specific customer requirements on HCLP-owned assets located within the United States.

•	International rentals. Our international rentals segment provides substantially the same services as our U.S. rental segment except it services locations outside the United States.

•	Compressor and accessory fabrication. Our compressor and accessory fabrication segment involves the design, fabrication and sale of natural gas compression units and accessories to meet unique customer specifications.

•	Production and processing — surface equipment fabrication. Our production and processing — surface equipment fabrication segment designs, fabricates and sells equipment used in the production and treating of crude oil and natural gas.

•	Production and processing — Belleli. Our production and processing — Belleli segment provides engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalinization plants and tank farms.

•	Parts, service and used equipment. Our parts, service and used equipment segment provides a full range of services to support the surface production needs of customers, from installation and normal maintenance and services to full operation of a customer’s owned assets and surface equipment as well as sales of used equipment.

     The U.S. and international compression rentals segments have operations primarily in the United States and Latin America. For financial data relating to our business segments and financial data relating to the amount or percentage of revenue contributed by any class of similar products or services which accounted for 10% or more of consolidated revenue in any of the last three fiscal years, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K and Note 24 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
Employees
     As of December 31, 2005, we had approximately 6,250 employees, approximately 300 of whom are represented by a labor union. Additionally, we had approximately 400 contract personnel. We believe that our relations with our employees and contract personnel are satisfactory.
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
     A paper copy of any of the above-described filings is also available free of charge from the Company upon request by contacting Hanover Compression Limited Partnership, 12001 North Houston Rosslyn Road, Houston, Texas 77086, Attention: Corporate Secretary (281) 405-5175. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E., Washington, D.C. 20549. You can obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. Our SEC filings are also available at the offices of the New York Stock Exchange, Inc., 11 Wall Street, New York, New York 10005.
     Hanover has adopted “P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct” (“Code of Ethics”) that applies to our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is posted on Hanover’s website at http://www.hanover-co.com. Any changes to, and/or waivers granted, with respect to our Code of Ethics relating to our principal executive officer, principal financial officer, principal accounting officer, and other executive officers of HCLP that we are required to disclose pursuant to applicable rules and regulations of the Securities and Exchange Commission will be posted on Hanover’s website. Upon request the Company will provide a copy of our Code of Ethics without charge. Such request can be made in writing to the Corporate Secretary at Hanover Compression Limited Partnership, 12001 North Houston Rosslyn Road, Houston, Texas 77086.
Item 1A. Risk Factors
We have a substantial amount of debt, including our compression equipment lease obligations, that could limit our ability to fund future growth and operations and increase our exposure during adverse economic conditions.
     At December 31, 2005, we had approximately $1,200.7 million of debt, including approximately $48.0 million in borrowings under our credit facility and excluding outstanding letters of credit of approximately $118.6 million under our bank credit facility. Additional borrowings of up to $283.4 million were available under that facility as of December 31, 2005.
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
     For the year ended December 31, 2005, we incurred interest expense of $121.4 million related to our debt, including our compression equipment lease obligations.
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
We have significant leverage relative to our total capitalization, which could result in a downgrade in our credit rating or other adverse consequences if we do not reduce our leverage.
     As of February 24, 2006, Hanover’s credit ratings as assigned by Moody’s and Standard & Poor’s were:

Standard &
	Moody’s	Poor’s
Outlook	Stable	Stable
Senior implied rating	B1	BB—
Liquidity Rating	SGL-3	—
2001A equipment lease notes, interest at 8.5%, due September 2008	B2	B+
2001B equipment lease notes, interest at 8.8%, due September 2011	B2	B+
4.75% convertible senior notes due 2008	B3	B
4.75% convertible senior notes due 2014	B3	B
8.625% senior notes due 2010	B3	B
9.0% senior notes due 2014	B3	B
Zero coupon subordinated notes, interest at 11%, due March 31, 2007	Caa1	B—
7.25% convertible subordinated notes due 2029*	Caa1	B—

*	Rating is on the Mandatorily Redeemable Convertible Preferred Securities issued by Hanover Compressor Capital Trust, a trust sponsored by Hanover.
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
     We experienced rapid growth from 1998 through 2001, primarily as a result of acquisitions, particularly during 2000 and 2001, during which period Hanover and HCLP’s total assets increased from approximately $753 million as of December 31, 1999 to approximately $2.3 billion as of December 31, 2001. Our growth exceeded our infrastructure capabilities and strained our internal control environment. During 2002, Hanover announced a series of restatements of transactions that occurred in 1999, 2000 and 2001. In November 2002, the SEC issued a Formal Order of Private Investigation relating to the transactions underlying and other matters relating to the restatements. In addition, during 2002, Hanover and certain of its officers and directors were named as defendants in a consolidated action in federal court that included a putative securities class action, a putative class action arising under the Employee

Retirement Income Security Act and shareholder derivative actions. The litigation related principally to the matters involved in the transactions underlying the restatements of Hanover’s consolidated financial statements. Both the SEC investigation and the litigation were settled in 2003.
     During 2002, a number of company executives involved directly and indirectly with the transactions underlying the restatements resigned, including our former Chief Executive Officer, Chief Financial Officer and Vice Chairman of Hanover’s board of directors, Chief Operating Officer and the head of our international operations.
     Under the direction of our new management, we have continued to review our internal controls and procedures for financial reporting and have enhanced our controls and procedures. Even after making our improvements to our internal controls and procedures, HCLP’s internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system are met. Future accounting and financial reporting problems could result in, among other things, new securities litigation claims being brought against Hanover or HCLP, future investigations of Hanover or HCLP by the SEC and possible fines and penalties, including those resulting from a violation of the cease and desist order Hanover entered into with the SEC in December 2003, and a loss of investor confidence which could adversely affect the trading prices of Hanover’s debt and equity securities and adversely affect our ability to access sources of necessary capital.
Unforeseen difficulties with the implementation or operation of our enterprise resource planning system could adversely affect our internal controls and our business.
     We contracted with Oracle Corporation to assist us with the design and implementation of an enterprise resource planning system that supports our human resources, accounting, estimating, financial, fleet and job management and customer systems. We have substantially completed implementation of this system. The efficient execution of our business is dependent upon the proper functioning of our internal systems. Any significant failure or malfunction of our enterprise resource planning system may result in disruptions of our operations. Our results of operations could be adversely affected if we encounter unforeseen problems with respect to the operation of this system.
We require a substantial amount of capital to expand our compressor rental fleet and our complementary businesses.
     We invested $155.1 million in property, plant and equipment during the year ended December 31, 2005, primarily for maintenance capital and international rental projects. Historically, we have funded our capital expenditures through internally generated funds, sale and leaseback transactions, borrowings under a bank credit facility, issuing long-term debt and capital contribution and advances from Hanover. While we believe that cash flow from our operations and borrowings under our existing $450 million bank credit facility will provide us with sufficient cash to fund our planned 2006 capital expenditures, we cannot assure you that these sources will be sufficient. At December 31, 2005, we had $48.0 million in outstanding borrowings and $118.6 million in letters of credit outstanding under our bank credit facility. Additional borrowings of up to $283.4 million were available under that facility at December 31, 2005. Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
Our ability to substitute compression equipment under our compression equipment leases is limited and there are risks associated with reaching that limit prior to the expiration of the lease term.
     As of December 31, 2005, we were the lessee in two transactions involving the sale of compression equipment by us to special purpose entities, which in turn lease the equipment back to us. We are entitled under the compression equipment operating lease agreements to substitute equipment that we own for equipment owned by the special purpose entities, provided that the value of the equipment that we are substituting is equal to or greater than the value of the equipment that is being substituted. We generally substitute equipment when one of our lease customers exercises a contractual right or otherwise desires to buy the leased equipment or when fleet equipment owned by the special purpose entities becomes obsolete or is selected by us for transfer to international projects. Each lease agreement limits the aggregate amount of replacement equipment that may be substituted to, among other restrictions, a percentage of the termination value under each lease. The termination value is equal to (1) the aggregate amount of outstanding principal of the corresponding notes issued by the special purpose entity, plus accrued and unpaid interest and (2) the aggregate amount of equity investor contributions to the special purpose entity, plus all accrued amounts due on account of the investor yield and any other amounts owed to such investors in the special purpose entity or to the holders of the notes issued by the special purpose entity or their agents. In the following table, termination value does not include amounts in excess of the aggregate outstanding principal amount of notes and the aggregate outstanding amount of the equity investor contributions, as such amounts are periodically paid as supplemental rent as required by our compression equipment operating leases. The aggregate amount of replacement equipment substituted (in dollars and percentage of termination value), the termination value and the substitution percentage limitation relating to each of our compression equipment operating leases as of December 31, 2005 are as follows:

				Substitution
				Limitation as
	Value of	Percentage of		Percentage of
	Substituted	Termination	Termination	Termination	Lease Termination
Lease	Equipment	Value(1)	Value(1)	Value	Date
			(dollars in
			millions)
2001A compression equipment lease	$19.4	14.2%	$137.1	25%	September 2008
2001B compression equipment lease	45.4	17.6%	257.7	25%	September 2011

Total	$64.8		$394.8

(1)	Termination value assumes all accrued rents paid before termination.
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
     Our operations depend upon the levels of activity in natural gas development, production, processing and transportation. In recent years, oil and gas prices and the level of drilling and exploration activity have been volatile. For example, oil and gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and gas prices or significant instability in energy markets. As a result, the demand for our gas compression and oil and gas production and processing equipment would be adversely affected. Any future significant, prolonged decline in oil and gas prices could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows.
     Erosion of the financial condition of our customers can also adversely affect our business. During times when the oil or natural gas market weakens, the likelihood of the erosion of the financial condition of these customers increases. If and to the extent the financial condition of our customers declines, our customers could seek to preserve capital by canceling or delaying scheduled maintenance of their existing gas compression and oil and gas production and processing equipment or determining not to purchase new gas compression and oil and gas production and processing equipment. In addition, upon the financial failure of a customer, we could experience a loss associated with the unsecured portion of any of our outstanding accounts receivable.
There are many risks associated with conducting operations in international markets.
     We operate in many geographic markets outside the United States. Changes in local economic or political conditions, particularly in Latin America and Nigeria, could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. Additional risks inherent in our international business activities include the following:
•	difficulties in managing international operations;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers that may restrict our ability to enter into new markets;

•	governmental actions that result in the deprivation of contract rights;

•	changes in political and economic conditions in the countries in which we operate, including civil uprisings, riots, kidnappings and terrorist acts, particularly with respect to our operations in Nigeria;

•	potentially adverse tax consequences;

•	restrictions on repatriation of earnings or expropriation of property without fair compensation;

•	difficulties in establishing new international offices and risks inherent in establishing new relationships in foreign countries; and

•	the burden of complying with the various laws and regulations in the countries in which we operate.
     We have substantial operations in Argentina and Venezuela. As a result, adverse political conditions in Argentina and Venezuela could materially and adversely affect our business.
     As a result of continued pressure by Argentina’s unions for increased compensation for workers, and related civil unrest, we have experienced an increase in operating costs in Argentina. In the past, we have been able to successfully renegotiate some of our contracts to recover a portion of cost increases. While we hope to recover cost increases that we incur, we can provide no assurance that we will be successful in renegotiating our Argentine contracts.
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
     We are involved in a project called the Cawthorne Channel Project in which we operate barge-mounted gas compression and gas processing facilities stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of The Royal/Dutch Group (“Shell”) and Global Gas and Refining Ltd., a Nigerian entity, (“Global”). We have completed the building of the required barge-mounted facilities and the project was declared commercial on November 15, 2005. The contract runs for a ten-year period which commenced when the project was declared commercial, subject to a purchase option that is exercisable for the remainder of the term of the contract. Under the terms of a series of contracts between Global and Hanover, Shell, and several other counterparties, respectively, Global is responsible for the overall project.
     Recently, violence and local unrest have significantly increased in Nigeria. We were notified on February 24, 2006 that as a result of the recent events, Global declared Force Majeure with respect to the Cawthorne Channel Project. We have notified Global that we dispute their declaration of Force Majeure and that we believe it does not relieve Global’s obligations to make monthly rental payments or monthly operations and maintenance fee payments to Hanover under the contract. In light of this notification by Global, as well as the political environment in Nigeria, Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project and other factors, there is no assurance that Global will comply with its obligations under these contracts.
     This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnappings, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks including risks arising from the recent increase in violence and local unrest could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell were to terminate its contract with Global for any reason or if we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. At December 31, 2005, we had an investment of approximately $70.9 million in projects in Nigeria, a substantial majority of which related to the Cawthorne Channel Project (including $13.3 million in advances to and receivables from Global).
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
     We have significant operations that expose us to currency risk in Argentina and Venezuela. For the year ended December 31, 2005, our Argentine operations represented approximately 5% of our revenue and 8% of our gross profit. For the year ended December 31, 2005, our Venezuelan operations represented approximately 10% of our revenue and 18% of our gross profit. At December 31, 2005, we had approximately $17.3 million and $18.3 million in accounts receivable related to our operations in Argentina and Venezuela, respectively.
     At December 31, 2005 we also had intercompany advances outstanding to our subsidiary in Italy of approximately $68.7 million. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations by our subsidiary will depend on the outstanding balance in future periods. The remeasurement of these advances resulted in a translation loss of approximately $10.3 million during the year ended December 31, 2005 and a translation gain of $3.7 million during the year ended December 31, 2004.
     The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Year Ended
	December 31,
	2005	2004
Italy	$(10,388)	$4,170
Argentina	388	(624)
Venezuela	3,501	1,165
Canada	(1,705)	105
All other countries	314	406

Exchange gain (loss)	$(7,890)	$5,222

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
     We experience competition from companies that may be able to adapt more quickly to technological changes within our industry and throughout the economy as a whole, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. We also may not be able to take advantage of certain opportunities or make certain investments because of our significant leverage and the restrictive covenants in our bank credit facility, the agreements related to our compression equipment lease obligations and our other obligations. In times of weak market conditions, we may experience reduced profit margins from increased pricing pressure. We may not be able to continue to compete successfully in times of weak market conditions or against such competition. If we cannot compete successfully, we may lose market share and our business, consolidated financial condition, results of operations and cash flows could be materially adversely affected.
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
     In addition, we believe that our success depends on our ability to attract and retain qualified employees. There is significant demand in our industry for experienced qualified employees. If we fail to retain our skilled personnel and to recruit other skilled personnel, we could be unable to compete effectively.
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

     We may need to apply for or amend facility permits or licenses from time to time with respect to storm water or wastewater discharges, waste handling, or air emissions relating to manufacturing activities or equipment operations, which subjects us to new or revised permitting conditions that may be onerous or costly to comply with. In addition, certain of our customer service arrangements may require us to operate, on behalf of a specific customer, petroleum storage units such as underground tanks or pipelines and other regulated units, all of which may impose additional compliance and permitting obligations.
     As one of the largest natural gas compression companies in the United States, we conduct operations at numerous facilities in a wide variety of locations across the country. Our operations at many of these facilities require federal, state or local environmental permits or other authorizations. Additionally, natural gas compressors at many of our customer facilities require individual air permits or general authorizations to operate under various air regulatory programs established by rule or regulation. These permits and authorizations frequently contain numerous compliance requirements, including monitoring and reporting obligations and operational restrictions, such as emission limits. Generally, our customers are contractually responsible for any permits on their facilities, however, given the large number of facilities in which we operate, and the numerous environmental permits and other authorizations applicable to our operations, we occasionally identify or are notified of technical violations of certain requirements existing in various permits and other authorizations, and it is likely that similar technical violations will occur in the future. Occasionally, we have been assessed penalties for our non-compliance, and we could be subject to such penalties in the future. While such penalties generally do not have a material financial impact on our business or operations, it is possible future violations could result in substantial penalties.
     We currently do not anticipate that any changes or updates in response to regulations relating to the environment, health and safety, export controls, currency exchange, labor and employment and taxation, or that any other anticipated ongoing regulatory compliance obligations will have a material adverse effect on our operations either as a result of any enforcement measures or through increased capital costs. Based on our experience to date, we believe that the future cost of compliance with existing laws and regulations will not have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. However, future events, such as compliance with more stringent laws, regulations or permit conditions, a major expansion of our operations into more heavily regulated activities, more vigorous enforcement policies by regulatory agencies, or stricter or different interpretations of existing laws and regulations could require us to make material expenditures.
Our business has acquired facilities in the past, which could subject us to future environmental liabilities.
     We have conducted preliminary environmental site assessments with respect to some, but not all, properties currently owned or leased by us, usually in a pre-acquisition context. These assessments have revealed that soils and/or groundwater at some of our facilities are contaminated with hydrocarbons, heavy metals and various other regulated substances. With respect to acquired properties, we do not believe that our operations caused or contributed to any such contamination in any material respect and we are not currently under any governmental orders or directives requiring us to undertake any remedial activity at such properties. We typically will develop a baseline of site conditions so we can establish conditions at the outset of our operations on such property. However, the handling of petroleum products and other regulated substances is a normal part of our operations and we have experienced occasional minor spills or incidental leakage below reportable quantity thresholds in connection with our operations. Certain properties previously owned or leased by us were determined to be affected by soil contamination. At one of our owned sites, we are working with the prior owner who has undertaken the full legal obligations to monitor and/or clean-up contamination at the sites that occurred prior to our acquisition of it. Where contamination was identified and determined by us to be our responsibility, we conducted remedial activities at these previously-held properties to the extent we believed necessary to meet regulatory standards and either sold the owned properties to third parties or returned the leased properties to the lessors. Based on our experience to date and the relatively minor nature of the types of contamination we have identified to date, we believe that the future cost of necessary investigation or remediation on our current properties will not have a material adverse effect on our business, consolidated financial condition, results of operations, and cash flows. We cannot be certain, however, that clean-up standards will not become more stringent, or that we will not be required to undertake any remedial activities involving any material costs on any of these current or previously held properties in the future or that the discovery of unknown or migratory contamination or third-party claims made with respect to current or previously owned or leased properties will not result in material costs.

Item 1B. Unresolved Comments
     None.
Item 2. Properties
     The following table describes the material facilities owned or leased by HCLP and our subsidiaries as of December 31, 2005:

		Square
Location	Status	Feet	Uses
Broken Arrow, Oklahoma	Owned	127,505	Compressor and accessory fabrication
Houston, Texas	Owned	190,531	Compressor and accessory fabrication; corporate office
Houston, Texas	Leased	51,941	Office
Anaco, Venezuela	Leased	129,000	Compressor rental and service
Barquisimeto, Venezuela	Owned	72,118	Compressor rental and service
Casacara Station, Colombia	Owned	14,000	Compressor rental and service
Casper, Wyoming	Owned	28,390	Compressor rental and service
Comodoro Rivadavia, Argentina	Leased	21,000	Compressor rental and service
Comodoro Rivadavia, Argentina	Owned	26,000	Compressor rental and service
Davis, Oklahoma	Owned	393,870	Compressor rental and service
El Tigre, Venezuela	Leased	18,299	Compressor rental and service
Farmington, New Mexico	Owned	20,361	Compressor rental and service
Farmington, New Mexico	Leased	18,691	Compressor rental and service
Gillette, Wyoming	Leased	10,200	Compressor rental and service
Kilgore, Texas	Owned	33,039	Compressor rental and service
Maturin, Venezuela	Owned	23,662	Compressor rental and service
Midland, Texas	Owned	53,300	Compressor rental and service
Neuquen, Argentina	Owned	30,000	Compressor rental and service
Oklahoma City, Oklahoma	Leased	18,125	Compressor rental and service
Pampa, Texas	Leased	24,000	Compressor rental and service
Pocola, Oklahoma	Owned	18,705	Compressor rental and service
Santa Cruz, Bolivia	Leased	57,414	Compressor rental and service
Victoria, Texas	Owned	28,609	Compressor rental and service
Walsall, UK — Redhouse	Owned	15,300	Compressor rental and service
Walsall, UK — Westgate	Owned	44,700	Compressor rental and service
Yukon, Oklahoma	Owned	22,453	Compressor rental and service
Bridgeport, Texas	Leased	13,500	Parts, service and used equipment
Broken Arrow, Oklahoma	Leased	19,000	Parts, service and used equipment
Houston, Texas	Leased	28,750	Parts, service and used equipment
Port Harcourt, Nigeria	Leased	32,808	Parts, service and used equipment
Broussard, Louisiana	Owned	74,402	Production and processing equipment fabrication
Calgary, Alberta, Canada	Owned	97,250	Production and processing equipment fabrication
Columbus, Texas	Owned	219,552	Production and processing equipment fabrication
Corpus Christi, Texas	Owned	11,000	Production and processing equipment fabrication
Dubai, UAE	Owned	112,374	Production and processing equipment fabrication
Hamriyah Free Zone, UAE	Owned	175,387	Production and processing equipment fabrication
Mantova, Italy	Owned	654,397	Production and processing equipment fabrication
Tulsa, Oklahoma	Owned	40,100	Production and processing equipment fabrication
Victoria, Texas	Owned	50,506	Production and processing equipment fabrication
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     There is no established public trading market for the partners’ capital of the Company. HCLP is owned 99% by Hanover HL, LLC (“Hanover HL”), as limited partner, and 1% by Hanover Compression General Holdings, LLC (“Hanover General”), as general partner. Hanover HL is an indirect wholly-owned subsidiary of Hanover. Hanover General is a direct wholly-owned subsidiary of Hanover.
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
     We are a global market leader in the full service natural gas compression business and are also a leading provider of service, fabrication and equipment for oil and natural gas production processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, and oilfield power generation services, primarily to our U.S. and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli, we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalinization plants and tank farms, primarily for use in Europe and the Middle East.
Competitive Strengths
     We believe we have the following key competitive strengths:
•	Total solutions provider: We believe that we are the only company in our industry that offers both outsourced rental of, as well as the sale of, compression and oil and gas production and processing equipment and related services. Our services include complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment, as well as engineering and product design, fabrication, installation, customer service and after-market support. Our global customer base consists of U.S. and international companies engaged in all aspects of the oil and gas industry, including large integrated oil and gas companies, national oil and gas companies, independent producers and natural gas processors, gatherers and pipelines. By offering a broad range of services that complement our historic strengths, we believe that we can provide comprehensive integrated global solutions to meet our customers’ oil and gas production and processing equipment and compression needs. We believe the breadth and quality of our services and rental fleet, the depth of our customer relationships and our presence in many major gas-producing regions place us in a position to capture additional outsourced business on a global basis.

•	Leading position in high horsepower compression: High horsepower compression, composed of units with greater than 500 horsepower, is the largest portion of our rental fleet, based on horsepower. We believe we are a leading provider of these units, which are typically installed on larger wells, gathering systems and processing and treating facilities. The scale and more attractive unit economics of these facilities generally insulate them from declining commodity prices. As a result, compressors in this segment tend to realize higher utilization rates. We believe that the greater technical requirements of these larger systems enable us to differentiate our compression products and to leverage sales of related products and services.

•	Provider of superior customer service: To facilitate our total solutions approach, we have adopted a geographical business unit concept and utilize a decentralized management and operating structure to provide superior customer service in a relationship-driven, service-intensive industry. We believe that our regionally-based network, local presence, experience and in-depth knowledge of customers’ operating needs and growth plans enable us to effectively meet their evolving demands on a more timely basis. Our salespeople pursue the rental and sales market for our products and services in their respective territories. Our efforts concentrate on demonstrating our commitment to enhancing the customer’s cash flow through superior product design, fabrication, installation, customer service and after-market support.

•	International experience: We believe we are a leader in natural gas compression as well as service and fabrication of equipment for oil and natural gas processing and transportation services in Latin America, with an expanding presence in West Africa, the Middle East and Far East and Russia. As of December 31, 2005, we had approximately 882,000 horsepower of compression deployed internationally, of which approximately 92% was located in Latin America (primarily in Venezuela, Argentina, Mexico and Brazil). During 2004, we opened offices in Nigeria, the Middle and Far East and Russia. We believe our experience in managing our international operations and our efforts to develop and expand our international sales force have created a global platform from which we can continue to grow in international markets.
Business Strategy
     We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:
•	Focus on core operations. We have built our leading market position through our strengths in compression rentals, compressor fabrication, production and processing equipment rental and fabrication and parts and service. We are focusing our efforts on these businesses and on streamlining operations in our core markets. In an effort to intensify our focus on our core operations, during 2004 and 2005 we substantially completed the sale of our discontinued operations. We believe this focused approach will enable us to enhance our growth prospects and returns. In addition, we are actively pursuing improvements in our U.S. fleet utilization by prudently employing additional units, moving idle U.S. units into service in international markets and retiring less profitable units in order to improve our utilization and enhance the returns for our business. We have also converted one of our facilities to refurbish approximately 200,000 horsepower of idle U.S. compression assets so we can deploy these units in both our domestic and international rental businesses.

•	Expand international presence. International markets continue to represent the greatest growth opportunity for our business. We believe that these markets are underserved in the area of the products and services we offer. In addition, we typically see higher returns in international markets relative to the United States. We intend to allocate additional resources toward international markets, to open offices abroad, where appropriate, and to move idle U.S. units into service in international markets, where applicable.

•	Continuing development of product lines. We intend to continue to develop and deliver products and services beyond the rental and sale of compression equipment, including production and/or processing equipment, engineering, installation, and operating services. As we move forward, we are seeing new opportunities driven more by our ability to deliver a total solution rather than just a single product. A total solution will typically incorporate multiple product offerings. We believe that this will enable us to capitalize on and expand our existing client relationships and enhance our revenue and returns from each individual project.

•	Focus on process improvement. We plan to focus on process improvements by consistently reviewing and rationalizing our existing business lines. We have developed a more disciplined and systematic approach to evaluating return on capital, exercising cost controls and operating and managing our business. We will continue to take the best practices from across our organization and formalize these practices into common company-wide standards that we expect will bring improved operating and financial performance. In addition, we intend to take advantage of our recently implemented enterprise resource planning system platform to help us better evaluate our markets and business opportunities, operate and maintain our assets and make more informed and timely decisions.

•	Disciplined use of capital. We intend to continue to focus on our capital discipline, as we believe it will better position us for growth and enhanced returns. During 2005, we used capital contributions from Hanover’s equity offering to decrease Hanover and HCLP’s outstanding debt and compression equipment lease obligations by approximately $170 million. During 2004, we used cash flows from operations and asset sales to reduce Hanover and HCLP’s outstanding debt and compression equipment lease obligations by approximately $149 million. As a result, we achieved our objective to reduce our debt and compression equipment lease obligations by $180 million from 2004 through 2006.
Market Conditions
     Our operations depend upon the levels of activity in natural gas development, production, processing and transportation. Such activity levels typically decline when there is a significant reduction in oil and gas prices or significant instability in energy markets. In recent years, oil and gas prices have been extremely volatile. Due to a deterioration in market conditions, we experienced a decline in the demand for our products and services in 2002 and 2003, which, along with the distractions associated with our management reorganization, resulted in reductions in the utilization of our compressor rental fleet and our revenues, gross margins and profits. Our revenues increased during 2004 and 2005, which we believe resulted from an improvement in market conditions and our focus on sales success ratio. In 2006, we intend to continue our focus on improving our operating margins.
     The North American rig count increased by 21% to 2,045 at December 31, 2005 from 1,686 at December 31, 2004, and the twelve-month rolling average North American rig count increased by 18% to 1,838 at December 31, 2005 from 1,559 at December 31, 2004. In addition, the twelve-month rolling average New York Mercantile Exchange wellhead natural gas price increased to $8.62 per MMBtu at December 31, 2005 from $6.14 per MMBtu at December 31, 2004. Despite the increase in natural gas prices and the recent increase in the rig count, U.S. natural gas production levels have not significantly changed. Recently, we have not experienced any significant growth in U.S. rentals of equipment, which we believe is primarily the result of (i) the lack of immediate availability of compression equipment in the configuration currently in demand by our customers, (ii) increases in purchases of compression equipment by oil and gas companies that have available capital and (iii) the lack of a significant increase in U.S. natural gas production levels. However, improved market conditions have led to improved pricing and demand for equipment in the U.S. market.
Summary of Results
     Net losses. We recorded a consolidated net loss of $25.0 million for the year ended December 31, 2005, as compared to consolidated net losses of $35.4 million and $143.9 million for the years ended December 31, 2004 and 2003, respectively. Our results for the year ended 2003 were affected by a number of charges that may not necessarily be indicative of our core operations or our future prospects and impact comparability between years. These special items are discussed in “— Year Ended December 31, 2004 Compared to Year Ended December 31, 2003” below.

     Results by Product Line. The following table summarizes revenues, expenses and gross profit margin percentages for each of our product lines (dollars in thousands):

	Years Ended December 31,
	2005	2004	2003
Revenues and other income:
U.S. rentals	$351,128	$341,570	$324,186
International rentals	232,587	214,598	191,301
Parts, service and used equipment	225,636	180,321	164,935
Compressor and accessory fabrication	179,954	158,629	106,896
Production and processing equipment fabrication	360,267	270,284	260,660
Equity in income of non-consolidated affiliate	21,466	19,780	23,014
Other	4,591	3,623	4,088

	$1,375,629	$1,188,805	$1,075,080

Expenses:
U.S. rentals	$139,465	$144,580	$127,425
International rentals	76,512	63,953	61,875
Parts, service and used equipment	169,168	135,929	123,255
Compressor and accessory fabrication	156,414	144,832	96,922
Production and processing equipment fabrication	325,924	242,251	234,203

	$867,483	$731,545	$643,680

Gross profit margin:
U.S. rentals	60%	58%	61%
International rentals	67%	70%	68%
Parts, service and used equipment	25%	25%	25%
Compressor and accessory fabrication	13%	9%	9%
Production and processing equipment fabrication	10%	10%	10%
Facility Consolidation
     We had previously announced our plan to reduce our U.S. headcount by approximately 500 employees worldwide and to close four fabrication facilities. During the year ended December 31, 2003, we paid approximately $2.0 million in employee separation costs, implemented further cost saving initiatives and closed two facilities in addition to the four fabrication facilities we closed pursuant to our original reduction plan. We completed this plan during the year ended December 31, 2004 and we paid an additional $0.7 million in employee separation costs related to the completion of these activities. From December 31, 2002 to December 31, 2004, our U.S. headcount decreased by approximately 600 employees under this plan.
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
Allowances and Reserves
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payments, additional allowances may be required. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review the adequacy of our allowance for doubtful accounts monthly. Balances aged greater than 90 days are reviewed individually for collectibility. In addition, all other balances are reviewed based on significance and customer payment histories. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2005, our largest account receivable from a customer was approximately $12.3 million. During 2005, 2004 and 2003, we recorded approximately $2.0 million, $2.7 million, and $4.0 million, respectively, in additional allowances for doubtful accounts.
     We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory write-downs may be required. During 2005, 2004 and 2003, we recorded approximately $0.1 million, $1.1 million, and $1.5 million, respectively, in additional reserves for obsolete and slow moving inventory.
Long-Lived Assets and Investments
     We review for the impairment of long-lived assets, including property, plant and equipment and assets held for sale whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred. The determination of what constitutes an indication of possible impairment, the estimation of future cash flows and the determination of estimated fair value are all significant judgments. There were no significant impairments in 2005 or 2004. During 2003, as a result of the review of our rental fleet, we recorded $14.3 million in additional depreciation on equipment that was retired and equipment that was expected to be sold or abandoned.
     In addition, we perform an annual goodwill impairment test, pursuant to the requirements of SFAS 142, in the fourth quarter of each year or whenever events indicate impairment may have occurred, to determine if the estimated recoverable value of the reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill. We determine the fair value of our reporting units using a combination of the expected present value of future cash flows and a market approach. The present value of future cash flows is estimated using our most recent forecast, the weighted average cost of capital and a market multiple on the reporting units’ earnings before interest, tax, depreciation and amortization. Changes in forecasts could affect the estimated fair value of our reporting units and result in a goodwill impairment charge in a future period. There were no impairments in 2005 or 2004 related to our annual goodwill impairment test. During 2003, we recorded $35.5 million in goodwill impairments as a result of evaluations of our goodwill. See Note 2 in the Notes to the Consolidated Financial Statements in Item 15 of this Form for a discussion of this impairment.
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

Tax Assets
     We must estimate our expected future taxable income in order to assess the realizability of our deferred income tax assets. As of December 31, 2005, we reported a net deferred tax liability of $67.0 million, which included gross deferred tax assets of $334.7 million, net of a valuation allowance of $41.6 million and gross deferred tax liabilities of $360.0 million. Numerous assumptions are inherent in the estimation of future taxable income, including assumptions about matters that are dependent on future events, such as future operating conditions and future financial conditions.
     Additionally, we must consider any prudent and feasible tax planning strategies that might minimize the amount of tax liabilities recognized or the amount of any valuation allowance recognized against deferred tax assets. We must also consider if we have the ability to implement these strategies should the forecasted conditions actually occur. The principal tax planning strategy available to us relates to the permanent reinvestment of the earnings of international subsidiaries. Assumptions related to the permanent reinvestment of the earnings of international subsidiaries are reconsidered periodically to give effect to changes in our businesses and in our tax profile.
     Due to our cumulative U.S. losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future. We will be required to record additional valuation allowances if our U.S. deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 is not met. In addition, we have recorded valuation allowances for certain international jurisdictions. If we are required to record additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate. We believe that we will likely be required to record additional valuation allowances in future periods, unless we are able to generate additional taxable earnings or implement additional tax planning strategies that would minimize or eliminate the amount of such additional valuation allowance.
Revenue Recognition — Percentage of Completion Accounting
     We recognize revenue and profit for our fabrication operations as work progresses on long-term, fixed-price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made and because the fabrication projects usually last several months. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The average duration of these projects is three to thirty-six months. Due to the long-term nature of some of our jobs, developing the estimates of cost often requires significant judgment.
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
     Factors that must be considered in estimating the work to be completed and ultimate profit include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. If the aggregate combined cost estimates for all of our fabrication businesses had been higher or lower by 1% in 2005, our results of operations before tax would have been decreased or increased by approximately $4.8 million. As of December 31, 2005, we had recognized approximately $43.0 million in estimated earnings on uncompleted contracts.
Contingencies and Litigation
     We are substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, timely reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that the experience becomes known. As of December 31, 2005 and 2004, we have recorded approximately $4.2 million and $3.2 million, respectively, in claim reserves.
     In the ordinary course of business, we are involved in various pending or threatened legal actions. While we are unable to predict the ultimate outcome of these actions, SFAS 5, “Accounting for Contingencies” requires management to make judgments about future events that are inherently uncertain. We are required to record (and have recorded) a loss during any period in which we believe, based on our experience, a contingency is probable of resulting in a financial loss to us. In making its determinations of likely outcomes of pending or threatened legal matters, management considers the evaluation of counsel knowledgeable about each matter.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Summary
     For the year ended December 31, 2005, revenue increased to $1,375.6 million over 2004 revenue of $1,188.8 million. Net loss for the year ended December 31, 2005 was $25.0 million, compared with a net loss of $35.4 million in 2004. As detailed in the chart below, included in the 2005 net loss was $9.8 million in pre-tax charges.

Included in the net loss for 2005 were the following pre-tax charges (in thousands):
Debt extinguishment costs	$7,318
Write-off of deferred financing costs (in Depreciation and amortization)	2,500

Total	$9,818

Included in the net loss for 2004 were the following pre-tax charges (in thousands):
Write-off of deferred financing costs (in Depreciation and amortization)	$1,686
Cancellation of interest rate swap (in Interest expense)	2,028

Total	$3,714

Product Line Results
U.S. Rentals
(in thousands)

	Years Ended December 31,		Increase
	2005	2004	(Decrease)
Revenue	$351,128	$341,570	3%
Operating expense	139,465	144,580	(4)%

Gross profit	$211,663	$196,990	7%
Gross margin	60%	58%	2%
     U.S. rental revenue increased during the year ended December 31, 2005, compared to the year ended December 31, 2004, due primarily to improvement in market conditions that has led to an improvement in pricing. Gross profit and gross margin for the year ended December 31, 2005 increased compared to the year ended December 31, 2004, primarily due to improved pricing in 2005 and our efforts to reduce fleet maintenance and repair expenses. During the second half of 2005, we converted one of our facilities to repair and overhaul approximately 200,000 horsepower of idle compression equipment over the next two years. We incurred repair expenses in connection with this program that decreased our gross margin by approximately 1% for the year ended 2005.
International Rentals
(in thousands)

	Years Ended December 31,		Increase
	2005	2004	(Decrease)
Revenue	$232,587	$214,598	8%
Operating expense	76,512	63,953	20%

Gross profit	$156,075	$150,645	4%
Gross margin	67%	70%	(3)%
     During the year ended December 31, 2005, international rental revenue and gross profit increased, compared to the year ended December 31, 2004, due primarily to new rental projects that have come on-line in 2005. Gross margin was negatively impacted by approximately 1% due to lower margin projects in Nigeria and by approximately 2% due to an increase in maintenance and repair costs in Argentina. Our Argentine operations have experienced an increase in labor costs due to pressures from unions for increased compensation for workers. We hope to renegotiate our contracts to recover a portion of these cost increases in the future.
Parts, Service and Used Equipment
(in thousands)

	Years Ended December 31,		Increase
	2005	2004	(Decrease)
Revenue	$225,636	$180,321	25%
Operating expense	169,168	135,929	24%

Gross profit	$56,468	$44,392	27%
Gross margin	25%	25%	—
     Our parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment and installation sales. Parts, service and used equipment revenue for the year ended December 31, 2005 were higher than the year ended December 31, 2004 primarily due to improved business conditions and an increase in used rental equipment and installation sales. For the year ended December 31, 2005, parts and service revenue was $152.4 million with a gross margin of 26%, compared to $139.2 million and 24%, respectively, for the year ended December 31, 2004. Used rental equipment and installation sales revenue for the year ended December 31, 2005 was $73.2 million with a gross margin of 22%, compared to $41.1 million with a 27% gross margin for the year ended December 31, 2004. In 2005, we sold used rental equipment related to a gas plant in Madisonville, Texas for $20.3 million and a margin of 25%. Our used rental equipment and installation sales revenue and gross margins vary significantly from period to period and are dependent on the sale of used rental equipment, the exercise of purchase options on rental equipment by customers and installation sales associated with the start-up of new projects by customers.
Compression and Accessory Fabrication
(in thousands)

	Years Ended December 31,		Increase
	2005	2004	(Decrease)
Revenue	$179,954	$158,629	13%
Operating Expense	156,414	144,832	8%

Gross Profit	$23,540	$13,797	71%
Gross Margin	13%	9%	4%
     For the year ended December 31, 2005, compression and accessory fabrication revenue increased as a result of strong market conditions. Gross profit and gross margin increased primarily due to improved market conditions that led to improved pricing and due to our focus on improving operational efficiencies. As of December 31, 2005, we had compression and accessory fabrication backlog of approximately $85.4 million compared to $56.7 million at December 31, 2004.
Production and Processing Equipment Fabrication
(in thousands)

	Years Ended December 31,		Increase
	2005	2004	(Decrease)
Revenue	$360,267	$270,284	33%
Operating expense	325,924	242,251	35%

Gross profit	$34,343	$28,033	23%
Gross margin	10%	10%	—
     Production and processing equipment fabrication revenue for the year ended December 31, 2005 was greater than for the year ended December 31, 2004, primarily due to our increased focus on fabrication sales and an improvement in market conditions. Production and processing equipment fabrication gross margin during the year ended December 31, 2005 was positively impacted by approximately $3.7 million, or 1%, due to the strengthening of the U.S. Dollar relative to the Euro. Margins were negatively impacted by approximately $4 million in cost overruns and late delivery penalties on a number of international jobs in the year ended December 31, 2005. As of December 31, 2005, we had a production and processing equipment fabrication backlog of $287.7 million compared to $234.2 million at December 31, 2004, including Belleli’s backlog of $237.0 million and $150.0 million at December 31, 2005 and 2004, respectively.

Other Revenue
     Equity in income of non-consolidated affiliates increased by $1.7 million to $21.5 million during the year ended December 31, 2005, from $19.8 million during the year ended December 31, 2004. This increase is primarily due to improved operating results for the El Furrial and PIGAP II joint ventures.
Expenses
     Selling, general and administrative expenses (“SG&A”) as a percentage of revenue for the year ended December 31, 2005 decreased to 13% from 15% in the prior year. As a percentage of revenue, SG&A expense decreased due to our efforts to manage SG&A costs while achieving an increased level of business. SG&A expense in 2005 was $182.2 million compared to $173.1 million in 2004. The increase in SG&A expense for the year was due primarily to higher compensation expenses, partially offset by reduced auditing and consulting expense relating to Sarbanes-Oxley.
     Depreciation and amortization expense for 2005 was $181.7 million, compared to $174.4 million in 2004. The increase in depreciation and amortization was primarily due to net additions to property, plant and equipment placed in service during the year and approximately $2.5 million in additional amortization expense related to unamortized debt issuance costs from our partial redemption of the 2001A compression equipment lease obligations in September 2005. Depreciation and amortization expense for the year ended December 31, 2004 included $1.7 million in amortization to write-off deferred financing costs associated with the June 2004 refinancing of our 2000A compression equipment obligations and early payoff of a portion of our 2000B compression equipment lease obligations. There were no significant asset impairments in 2005 or 2004.
     Foreign currency translation for the year ended December 31, 2005 was a loss of $7.9 million, compared to a gain of $5.2 million for the year ended December 31, 2004. For the year ended December 31, 2005, foreign currency translation included $12.2 million in translation losses related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt. For the year ended December 31, 2004, foreign currency translation included $5.5 million in translation gains related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt.
     The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Year Ended
	December 31,
	2005	2004
Italy	$(10,388)	$4,170
Argentina	388	(624)
Venezuela	3,501	1,165
Canada	(1,705)	105
All other countries	314	406

Exchange gain (loss)	$(7,890)	$5,222

     At December 31, 2005 we had intercompany advances outstanding to our subsidiary in Italy of approximately $68.7 million. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations by our subsidiary will depend on the outstanding balance in future periods. The remeasurement of these advances in 2005 resulted in a translation loss of approximately $10.3 million compared to a $3.7 million gain for 2004.
     Debt extinguishment costs for the year ended December 31, 2005 were $7.3 million as a result of the call premium paid in connection with the partial redemption and repayment of the 2001A compression equipment lease obligations in September 2005.
     Interest expense for the year ended December 31, 2005 decreased $9.8 million to $121.4 million, from the same period in the prior year. The decrease in interest expense was primarily due to a decrease in our average debt balance, partially offset by an increase in the overall effective interest rate on outstanding debt to 9.3% from 9.0% during the year ended December 31, 2005 and 2004, respectively.

Income Taxes
     The provision for income taxes increased $2.3 million, to $31.2 million for the year ended December 31, 2005 from $28.9 million for the year ended December 31, 2004. The average effective income tax rates during the year ended December 31, 2005 and December 31, 2004 were 443.3% and (174.4%), respectively. The change in rate was primarily due to the following factors: (1) increase in income before tax during the year ended December 31, 2005, (2) release of $4.3 million of tax issues based reserves related to resolved Canadian, Nigerian, and Venezuelan tax liabilities during the year ended December 31, 2005, and (3) the relative weight of international income to U.S. income. The reserve was reversed because we no longer believe that these tax liabilities will be incurred.
     Due to our cumulative U.S. tax losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future. We will be required to record additional valuation allowances if our U.S. deferred tax asset position is increased and the “more likely than not” criteria of SFAS 109 is not met. In addition, we have provided valuation allowances for certain international jurisdictions. If we are required to record additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially compared to the statutory rate. We believe that we will likely be required to record additional valuation allowances in future periods, unless we are able to generate additional taxable earnings or implement additional tax planning strategies that would minimize or eliminate the amount of such additional valuation allowance.
Discontinued Operations
     Income from discontinued operations decreased $7.1 million, to a net loss of $0.8 million during the year ended December 31, 2005, from income of $6.3 million during the year ended December 31, 2004. The decrease in income from discontinued operations was due to the dispositions that occurred in 2004.
     During the fourth quarter of 2004, we sold the compression rental assets of our Canadian subsidiary, Hanover Canada Corporation, to Universal Compression Canada, a subsidiary of Universal Compression Holdings, Inc., for approximately $56.9 million. Additionally, in December 2004 we sold our ownership interest in CES for approximately $2.6 million to an entity owned by Steven Collicutt. Hanover owned approximately 2.6 million shares in CES, which represented approximately 24.1% of the ownership interests of CES. During 2004, we recorded a $2.1 million gain (net of tax) related to the sale of Hanover Canada Corporation and CES.
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
     Included in the net loss for 2004 were the following pre-tax charges (in thousands):

Write-off of deferred financing costs (in Depreciation and amortization)	1,686
Cancellation of interest rate swap (in Interest expense)	2,028

Total	$3,714

     Included in the net loss for 2003 were the following pre-tax charges (in thousands):

Rental fleet asset impairment (in Depreciation and amortization)	$14,334
Cumulative effect of accounting change-FIN 46	133,707
Belleli goodwill impairment (in Goodwill impairment)	35,466
Write-off of deferred financing costs (in Depreciation and amortization)	2,461
Loss on sale/write-down of discontinued operations	21,617

Total	$207,585

Product Line Results
U.S. Rentals
(in thousands)

	Years Ended December 31,		Increase
	2004	2003	(Decrease)
Revenue	$341,570	$324,186	5%
Operating expense	144,580	127,425	13%

Gross profit	$196,990	$196,761	—
Gross margin	58%	61%	(3)%
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
Parts, Service and Used Equipment
(in thousands)

	Years Ended December 31,		Increase
	2004	2003	(Decrease)
Revenue	$180,321	$164,935	9%
Operating expense	135,929	123,255	10%

Gross profit	$44,392	$41,680	7%
Gross margin	25%	25%	—
     Parts, service and used equipment revenue for the year ended December 31, 2004 was higher than the year ended December 31, 2003 due primarily to increased demand by our international parts and service business. Parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment and installation sales. For the year ended December 31, 2004, parts and service revenue was $139.2 million with a gross margin of 24%, compared to $125.5 million and 29%, respectively, for the year ended December 31, 2003. The decrease in margins was primarily due to a decrease in margins by our U.S. parts and service business, which has not performed as anticipated. Used rental equipment and installation sales revenue in the year ended December 31, 2004 was $41.1 million with a gross margin of 27%, compared to $39.4 million with a 14% gross margin for the year ended December 31, 2003. Our used rental equipment and installation sales and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and the start-up of new projects by customers.
Compression and Accessory Fabrication
(in thousands)

	Years Ended December 31,		Increase
	2004	2003	(Decrease)
Revenue	$158,629	$106,896	48%
Operating Expense	144,832	96,922	49%

Gross Profit	$13,797	$9,974	38%
Gross Margin	9%	9%	—
     For the year ended December 31, 2004, compression fabrication revenue and gross profit increased primarily due to our increased focus on fabrication sales and an improvement in market conditions. As of December 31, 2004, we had compression fabrication backlog of $56.7 million compared to $28.2 million at December 31, 2003.
Production and Processing Equipment Fabrication
(in thousands)

	Years Ended December 31,		Increase
	2004	2003	(Decrease)
Revenue	$270,284	$260,660	4%
Operating expense	242,251	234,203	3%

Gross profit	$28,033	$26,457	6%
Gross margin	10%	10%	—
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
Other Revenue
     Equity in income of non-consolidated affiliates decreased by $3.2 million to $19.8 million during the year ended December 31, 2004, from $23.0 million during the year ended December 31, 2003. This decrease is primarily due to the sale of Hanover Measurement in the first quarter of 2004 and a decrease in results from our equity interest in the Simco and PIGAP II joint ventures. PIGAP II experienced an increase in interest expense during the year ended December 31, 2004 compared to the year ended December 31, 2003 as a result of the completion of PIGAP II’s project financing in October 2003. The decrease in equity earnings for the Simco/Harwat Consortium was due to a major plant refurbishment during 2004. The decrease in equity earnings of unconsolidated entities was partially offset by the $3.3 million increase in El Furrial earnings for the year ended December 31, 2004 due to an improvement in operating results. In 2003, El Furrial experienced a fire which negatively impacted operating results.
     On March 5, 2004, we sold our 50.384% limited partnership interest and 0.001% general partnership interest in Hanover Measurement to EMS Pipeline Services, L.L.C. for $4.9 million. We accounted for our interest in Hanover Measurement under the equity method. As a result of the sale, we recorded a $0.3 million gain that is included in other revenue.
Expenses
     SG&A for both 2004 and 2003, as a percentage of revenue, was 15%. SG&A expense in 2004 was $173.1 million compared to $159.9 million in 2003. The increase over 2003 was primarily due to the inclusion of approximately $6.4 million of additional auditing and consulting costs related to our efforts in connection with the implementation of Section 404 of the Sarbanes-Oxley Act of

2002, increased severance expense of approximately $2.3 million, increased relocation and office start up expenses for new offices and personnel in Russia and increased municipal taxes due to increased business activity, primarily in Latin America.
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
     Foreign currency translation for the year ended December 31, 2004 was a gain of $5.2 million, compared to a loss of $2.5 million for the year ended December 31, 2003. For the year ended December 31, 2004, foreign currency translation included $5.5 million in translation gains related to the re-measurement of our international subsidiaries’ dollar denominated inter-company debt.
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
Discontinued Operations
     Income from discontinued operations decreased $3.9 million, to net income of $6.3 million during the year ended December 31, 2004, from income of $10.2 million during the year ended December 31, 2003. The decrease in income from discontinued operations was due to the dispositions that occurred in 2004 and 2003.
     During the fourth quarter of 2004, we sold the compression rental assets of our Canadian subsidiary, Hanover Canada Corporation, to Universal Compression Canada, a subsidiary of Universal Compression Holdings, Inc., for approximately $56.9 million. Additionally, in December 2004 we sold our ownership interest in CES for approximately $2.6 million to an entity owned by Steven Collicutt. Hanover owned approximately 2.6 million shares in CES, which represented approximately 24.1% of the ownership interests of CES. During 2004, we recorded a $2.1 million gain (net of tax) related to the sale of Hanover Canada Corporation and CES.
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
     Prior to July 1, 2003, we had entered into lease transactions that were recorded as a sale and leaseback of the compression equipment and were treated as operating leases for financial reporting purposes. On July 1, 2003, we adopted the provisions of FIN 46 as they relate to the five special purpose entities that leased compression equipment to us. As a result of the adoption, we added approximately $1,089 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet as a result of the sale leaseback transactions. On July 1, 2003, we recorded a $133.7 million charge ($86.9 million net of tax) to record the cumulative effect from the adoption of FIN 46 related to prior period depreciation of the compression equipment assets.
Leasing Transactions and Accounting Change for FIN 46
     As of December 2005, we are the lessee in two transactions involving the sale of compression equipment by us to special purpose entities, which in turn lease the equipment back to us. At the time we entered into the leases, these transactions had a number of advantages over other sources of capital then available to us. The sale leaseback transactions (1) enabled us to affordably extend the duration of our financing arrangements and (2) reduced our cost of capital.
     In August 2001 and in connection with the acquisition of Production Operators Corporation (“POC”), we completed two sale leaseback transactions involving certain compression equipment. Under one sale leaseback transaction, we received $309.3 million in proceeds from the sale of certain compression equipment. Under the second sale leaseback transaction, we received $257.8 million in proceeds from the sale of additional compression equipment. Under the first transaction, the equipment was sold and leased back by us for a seven-year period and will continue to be deployed by us in the normal course of our business. The agreement originally called for semi-annual rental payments of approximately $12.8 million in addition to quarterly rental payments of approximately $0.2 million. Due to the partial redemption in September 2005, as discussed below, semi-annual rental payments are now approximately $5.7 million in addition to quarterly rental payments of approximately $0.1 million. Under the second transaction, the equipment was sold and leased back by us for a ten-year period and will continue to be deployed by us in the normal course of our business. The agreement calls for semi-annual rental payments of approximately $10.9 million in addition to quarterly rental payments of approximately $0.2 million. We have options to repurchase the equipment under certain conditions as defined by the lease agreements. We incurred transaction costs of approximately $18.6 million related to these transactions. These costs are included in intangible and other assets and are being amortized over the respective lease terms.
     In October 2000, we completed a $172.6 million sale leaseback transaction of compression equipment. In March 2000, we entered into a separate $200 million sale leaseback transaction of compression equipment. Under the March transaction, we received proceeds of $100 million from the sale of compression equipment at the first closing in March 2000, and in August 2000, we completed the second half of the equipment lease and received an additional $100 million for the sale of additional compression equipment. Under our 2000 lease agreements, the equipment was sold and leased back by us for a five-year term and was used by us in our business. The 2000 lease agreements call for variable quarterly payments that fluctuate with the London Interbank Offering Rate and have covenant restrictions similar to our bank credit facility. We incurred an aggregate of approximately $7.1 million in transaction costs for the leases entered into in 2000, which were included in intangible and other assets on the balance sheet and were amortized over the respective lease terms of the respective transactions.
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
     During 2004, we used cash flow from operations and proceeds from asset dispositions to exercise our purchase option and to reduce our outstanding debt and minority interest obligations by $115.0 million under our 2000B compressor equipment lease. In June 2004 Hanover issued notes under a then-effective shelf registration statement and we used the proceeds to exercise our purchase options under the March and August 2000 compression equipment operating leases. As of December 31, 2005, the remaining compression assets owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $352.3 million, including improvements made to these assets after the sale leaseback transactions.
     The following table summarizes, as of December 31, 2005, the residual value guarantee, lease termination date and minority interest obligations for our equipment leases (in thousands):

	Residual		Minority
	Value	Lease	Interest
Lease	Guarantee	Termination Date	Obligation
2001A compression equipment lease	$102,853	September 2008	$4,123
2001B compression equipment lease	175,000	September 2011	7,750

	$277,853		$11,873

     The agreements in connection with the compression equipment lease obligations contain certain financial covenants and limitations which restrict us with respect to, among other things, indebtedness, liens, leases and sale of assets. We are entitled under the compression equipment operating lease agreements to substitute equipment that we own for equipment owned by the special purpose entities, provided that the value of the equipment that we are substituting is equal to or greater than the value of the equipment that is being substituted. Each lease agreement limits the aggregate amount of replacement equipment that may be substituted.
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
     Prior to July 1, 2003, these lease transactions were recorded as a sale and leaseback of the compression equipment and were treated as operating leases for financial reporting purposes. On July 1, 2003, we adopted the provisions of FIN 46 as they relate to the five special purpose entities that leased compression equipment to us. As a result of the adoption, we added approximately $1,089 million in compressor equipment assets, $192.3 million of accumulated depreciation (including approximately $58.6 million of accumulated depreciation related to periods before the sale and leaseback of the equipment), $1,105.0 million in debt and $34.6 million in minority interest obligations to our balance sheet, and we reversed $108.8 million of deferred gains that were recorded on our balance sheet as a result of the sale leaseback transactions. On July 1, 2003, we recorded a $133.7 million charge ($86.9 million net of tax) to record the cumulative effect from the adoption of FIN 46 related to prior period depreciation of the compression equipment assets.
     The minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2005, the yield rates on the outstanding equity certificates ranged from 12.2% to 12.7%. Equity certificate holders may receive a return of capital payment upon lease termination or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2005, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
Liquidity and Capital Resources
     Our unrestricted cash balance amounted to $48.2 million at December 31, 2005 compared to $38.1 million at December 31, 2004. Working capital increased to $363.3 million at December 31, 2005 from $311.7 million at December 31, 2004. The increase in working capital was primarily the result of an increase in accounts receivable and inventory, partially offset by an increase in accounts payable and advanced billings, and resulted from an improvement in market conditions that has led to increased sales in our businesses.
     Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flow, are summarized in the table below (dollars in thousands):

For the Year Ended December 31:	2005	2004
Net cash provided by (used in) continuing operations:
Operating activities	$138,513	$141,812
Investing activities	(105,247)	(61,818)
Financing activities	(22,533)	(180,440)
Effect of exchange rate changes on cash and cash equivalents	(1,413)	841
Net cash provided by discontinued operations	837	81,062

Net change in cash and cash equivalents	$10,157	$(18,543)

     The decrease in cash provided by operating activities for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily due to an increase in accounts receivable and inventory, partially offset by an increase in accounts payable and advance billings and resulted from an improvement in market conditions that has led to increased sales in our businesses.
     The increase in cash used in investing activities during the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily attributable to an increase during 2005 in capital expenditures to support the increased sales in our businesses.
     The decrease in cash used in financing activities during the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily due a net decrease in cash used to pay off debt. During 2004, cash flows from operating activities were primarily used to pay down debt.
     The decrease in cash provided by discontinued operations during the year ended December 31, 2005 was principally related to the sale of our Canadian rental fleet which was discontinued and sold in November 2004.

     We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project’s requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. We currently plan to spend approximately $175 million to $225 million on net capital expenditures during 2006 including (1) rental equipment fleet additions and (2) approximately $60 million to $70 million on equipment maintenance capital. Projected maintenance capital for 2006 includes the cost of our program to refurbish approximately 200,000 horsepower of idle U.S. compression equipment.
     Historically, we have funded our capital requirements with a combination of internally generated funds, sale and leaseback transactions, borrowings under a bank credit facility, issuing long-term debt and capital contribution and advances from Hanover.
     The following summarizes our cash contractual obligations at December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2006	2007-2008	2009-2010	Thereafter
Cash Contractual Obligations:	(In thousands)
Due to General Partner
4.75% convertible senior notes due 2014	$143,750	$—	$—	$—	$143,750
8.625% senior notes due 2010	200,000	—	—	200,000	—
9.0% senior notes due 2014	200,000	—	—	—	200,000
11% zero coupon subordinated notes due 2007(2)	262,622	—	262,622	—	—
Long term Debt(1)
Bank credit facility due 2010	48,000	—	—	48,000	—
Other long-term debt	1,751	1,309	267	103	72
2001A equipment lease notes, due 2008	133,000	—	133,000	—	—
2001B equipment lease notes, due 2011	250,000	—	—	—	250,000

Total long-term debt	1,239,123	1,309	395,889	248,103	593,822
Interest on long-term debt and due to general partner(3)	486,908	83,363	162,733	143,214	97,598
Minority interest obligations(1)(4)	11,873	—	4,123	—	7,750
Purchase commitments	214,379	213,101	1,278	—	—
Facilities and other equipment operating leases	8,556	3,834	3,796	864	62

Total contractual cash obligations	$1,960,839	$301,607	$567,819	$392,181	$699,232

(1)	For more information on our long-term debt and minority interest obligations, see Notes 11, 12 and 13 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

(2)	Balance payable at December 31, 2005, including 11% discount per annum, was $229.8 million.

(3)	Interest amounts calculated using interest rates in effect as of December 31, 2005, including the effect of interest rate swaps. The interest amounts do not include original issue discount that accretes under our 11% zero coupon subordinated notes due 2007.

(4)	Represents third party equity interest of lease equipment trusts that was required to be consolidated into our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Leasing Transactions and Accounting Change for FIN 46” in Item 7 of this Form 10-K.
     As part of our business, we are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on our consolidated balance sheet or reflected in the table above. The possibility of our having to honor our contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. We would record a reserve for these guarantees if events occurred that required that one be established. See Note 20 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
     Debt Refinancing/Repayment. In June 2003, Hanover and HCLP filed a shelf registration statement with the SEC pursuant to which Hanover registered delayed public offerings of equity, debt or other securities in an aggregate amount not to exceed $700 million and we may from time to time issue guarantees of debt securities by Hanover. The SEC declared the shelf registration statement effective on November 19, 2003.
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
     Also in December 2003, Hanover issued under its shelf registration statement $143.8 million aggregate principal amount of its 4.75% Convertible Senior Notes due 2014. Hanover may redeem these convertible notes beginning in 2011 under certain circumstances. The convertible notes are convertible into shares of Hanover common stock at an initial conversion rate of 66.6667 shares of Hanover common stock per $1,000 principal amount of the convertible notes (subject to adjustment in certain events) at any time prior to the stated maturity of the convertible notes or the redemption or repurchase of the convertible notes by Hanover. The proceeds from this offering were used to repay a portion of the outstanding indebtedness under our bank credit facility.
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
     On August 15, 2005, Hanover completed a public offering of 13,154,385 shares of common stock under its shelf registration that resulted in approximately $179.1 million of net proceeds for Hanover. Hanover contributed the $179.1 million of net proceeds to HCLP and HCLP used the funds contributed by Hanover to redeem $167.0 million in indebtedness and repay $5.2 million in minority interest obligations under our 2001A compression equipment lease obligations during September 2005.
     In connection with the redemption and repayment of a portion of our 2001A compression equipment lease obligations, we expensed $7.3 million related to the call premium and $2.5 million related to unamortized debt issuance costs. The $7.3 million of costs related to the call premium have been classified as debt extinguishment costs and the $2.5 million related to unamortized debt issuance costs have been classified as depreciation and amortization expense on the accompanying Consolidated Statements of Operations. During February 2005, we repaid our 2000B compression equipment lease obligations using borrowings from our bank credit facility.
     Bank Credit Facility. In November 2005, HCLP and Hanover entered into a $450 million bank credit facility having a maturity date of November 21, 2010. Our prior $350 million bank credit facility that was scheduled to mature in December 2006 was terminated upon closing of our new facility. Our new facility also provides for an incremental term loan facility of up to $300 million. The incremental term loan was undrawn at December 31, 2005 and was not syndicated with our credit facility. Borrowings under our new facility are secured by substantially all of our unencumbered personal property and real property assets. In addition, all of our equity interests and our U.S. subsidiaries and 66% of the equity interests of the first tier international subsidiaries have been pledged to secure the obligations under our new credit facility. Up to $75 million of our credit facility can be borrowed in loans denominated in Euros. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets.
     Our bank credit facility provides for a $450 million revolving credit in which U.S. dollar-denominated advances bear interest at our option, at (a) the greater of the Administrative Agent’s prime rate or the federal funds effective rate plus 0.50% (“ABR”), or (b) the eurodollar rate (“LIBOR”), in each case plus an applicable margin ranging from 0.375% to 1.5%, with respect to ABR loans, and 1.375% to 2.5%, with respect to LIBOR loans, in each case depending on Hanover’s consolidated leverage ratio. Euro-denominated advances bear interest at the eurocurrency rate, plus an applicable margin ranging from 1.375% to 2.5%, depending on Hanover’s consolidated leverage ratio. A commitment fee ranging from 0.375% to 0.5%, depending on Hanover’s consolidated leverage ratio, times the average daily amount of the available commitment under our bank credit facility is payable quarterly to the lenders participating in our bank credit facility.
     As of December 31, 2005, we were in compliance with all covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. While there is no assurance, we believe based on our current projections for 2006 that we will be in compliance with the financial covenants in these agreements. A default under our bank credit facility or a default under certain of the various indentures and agreements would in some situations trigger cross-default provisions under our bank credit facilities or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations.
     We expect that our bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for 2006. As of December 31, 2005, we had $48.0 million in outstanding borrowings under our bank credit facility. Outstanding amounts under the bank credit facilities bore interest at a weighted average rate of 6.1% and 5.2% at December 31, 2005 and 2004, respectively. As of December 31, 2005, we also had approximately $118.6 million in letters of credit outstanding under our new bank credit facility. Our new bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $450 million credit limit, plus, in addition to certain other indebtedness, an additional (a) $50 million in unsecured indebtedness, (b) $100 million of indebtedness of international subsidiaries and (c) $35 million of secured purchase money indebtedness. Additional borrowings of up to $283.4 million were available under that facility as of December 31, 2005.
     In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, Hanover’s 8.625% Senior Notes due 2010 and Hanover’s 9% Senior Notes due 2014 permit us (1) to incur indebtedness, at any time, of up to $400 million under our bank credit facility, plus an additional $75 million in unsecured indebtedness and (2) to incur additional indebtedness, including further secured debt under our bank credit facility, so long as, after incurring such indebtedness, Hanover’s ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or Hanover’s “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereof. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, Hanover’s 8.625% Senior Notes due 2010 and Hanover’s 9% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of December 31, 2005, Hanover’s coverage ratio exceeded 2.25 to 1.0.
     Credit Ratings. As of February 24, 2006, Hanover’s credit ratings as assigned by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) were:

Standard &
	Moody’s	Poor’s
Outlook	Stable	Stable
Senior implied rating	B1	BB—
Liquidity Rating	SGL-3	—
2001A equipment lease notes, interest at 8.5%, due September 2008	B2	B+
2001B equipment lease notes, interest at 8.8%, due September 2011	B2	B+
4.75% convertible senior notes due 2008	B3	B
4.75% convertible senior notes due 2014	B3	B
8.625% senior notes due 2010	B3	B
9.0% senior notes due 2014	B3	B
Zero coupon subordinated notes, interest at 11%, due March 31, 2007	Caa1	B—
7.25% convertible subordinated notes due 2029*	Caa1	B—

*	Rating is on the Mandatorily Redeemable Convertible Preferred Securities issued by Hanover Compressor Capital Trust, a trust sponsored by Hanover.
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
     In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our note to our general partner that has the same general terms as Hanover’s 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of December 31, 2005 (dollars in thousands):

				Fair Value of
		Fixed Rate to be		Swap at
Floating Rate to be Paid	Maturity Date	Received	Notional Amount	December 31, 2005
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(4,975)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(4,711)
     As of December 31, 2005, a total of approximately $1.9 million in accrued liabilities, $7.8 million in long-term liabilities and a $9.7 million reduction of long-term debt due to the general partner was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, that is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of December 31, 2005 we estimated that the effective rate for the six-month period ending in June 2006 would be approximately 9.5%.
     During 2001, we entered into interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

				Fair Value of
				Swap at
Lease	Maturity Date	Fixed Rate to be Paid	Notional Amount	December 31, 2005
March 2000	March 11, 2005	5.2550%	$100,000	$ —
August 2000	March 11, 2005	5.2725%	$100,000	$ —
     These swaps, which we designated as cash flow hedging instruments, met the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income. During the years ended December 31, 2005, 2004 and 2003, we recorded other comprehensive income of approximately $0.6 million, $9.2 million and $7.9 million, respectively, related to these swaps ($0.6 million, $9.2 million and $5.1 million, respectively, net of tax).
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

Off-Balance Sheet Arrangements
     Hanover agreed to guarantee obligations of indebtedness of the Simco/Harwat Consortium and of El Furrial, each of which are joint ventures that we acquired interests in pursuant to our acquisition of POC. Each of these joint ventures is a non-consolidated affiliate of HCLP and Hanover’s guarantee obligations are not recorded on our accompanying balance sheet. Hanover’s guarantee obligation is a percentage of the total debt of the non-consolidated affiliate equal to our ownership percentage in such affiliate. If these guarantees by Hanover are ever called, we may have to advance funds to Hanover to cover its obligation under these guarantees. Hanover has issued the following guarantees of the indebtedness of our non-consolidated affiliates (in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	December 31, 2005
Simco/Harwat Consortium	2006	$7,476
El Furrial	2013	$32,017
     Hanover’s obligation to perform under the guarantees arises only in the event that our non-consolidated affiliate defaults under the agreements governing the indebtedness. We currently have no reason to believe that either of these non-consolidated affiliates will default on their indebtedness. For more information on these off-balance sheet arrangements, see Note 8 to the Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.
New Accounting Pronouncements
     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003, the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $11.9 million in sale leaseback obligations that, as of December 31, 2005, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.
     These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2005, the yield rates on the outstanding equity certificates ranged from 12.2% to 12.7%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2005, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
     In October 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” which clarifies the guidance in paragraph 19 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” According to EITF Issue No. 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS No. 131. In November 2004, the Task Force delayed the effective date of this consensus. In 2005, the Task Force agreed the consensus in this Issue should be applied for fiscal years ending after September 15, 2005. The adoption of EITF 04-10 did not have a material effect on the determination of and disclosures relating to our operating segments.
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

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123(R) would be changed to the first annual reporting period that begins after June 15, 2005. The adoption of SFAS 123(R) is not expected to have a significant effect on our financial position or cash flows, but will impact our results of operations. An illustration of the impact on our net income is presented in the “Stock Options and Stock-Based Compensation” section of Note 1 assuming we had applied the fair value recognition provisions of SFAS 123(R) using the Black-Scholes methodology.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our consolidated results of operations, cash flows or financial position.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires uncertainty about the timing or method of settlement of a conditional asset retirement obligation to be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated results of operations, cash flows or financial position.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to interest rate and foreign currency risk. HCLP and its subsidiaries periodically enter into interest rate swaps to manage our exposure to fluctuations in interest rates. At December 31, 2005, the fair market value of our interest rate swaps, excluding the portion attributable to and included in accrued interest, was a net liability of approximately $9.7 million, of which $1.9 million was recorded in accrued liabilities and $7.8 million in other long-term liabilities.
     At December 31, 2005 we were a party to two interest rate swaps to convert fixed rate debt to floating rate debt as follows (dollars in thousands):

				Fair Value of
		Fixed Rate		Swap at
		to be	Notional	December 31,
Floating Rate to be Paid	Maturity Date	Received	Amount	2005
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(4,975)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(4,711)
     At December 31, 2005, due to these two swaps, we were exposed to variable interest rates, which fluctuate with market interest rates, on $200.0 million in notional debt. Assuming a hypothetical 10% increase in the variable rates from those in effect at December 31, 2005, the increase in our annual interest expense with respect to such swaps would be approximately $1.9 million.
     At December 31, 2005, we were exposed to variable rental rates, which fluctuate with market interest rate, on a portion of the equipment leases we entered into in 2001. Assuming a hypothetical 10% increase in the variable rates from those in effect at year end, the increase in annual interest expense on the equipment lease notes would be approximately $0.1 million.
     We are also exposed to interest rate risk on borrowings under our floating rate bank credit facility. At December 31, 2005, $48.0 million was outstanding bearing interest at a weighted average effective rate of 6.1% per annum. Assuming a hypothetical 10% increase in the weighted average interest rate from those in effect at December 31, 2005, the increase in annual interest expense for advances under this facility would be approximately $0.3 million.
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
     For the year ended December 31, 2005, our Argentine operations represented approximately 5% of our revenue and 8% of our gross profit. For the year ended December 31, 2005, our Venezuelan operations represented approximately 10% of our revenue and 18% of our gross profit. At December 31, 2005, we had approximately $17.3 million and $18.3 million in accounts receivable related to our Argentine and Venezuelan operations.
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

     The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Year Ended
	December 31,
	2005	2004
Italy	$(10,388)	$4,170
Argentina	388	(624)
Venezuela	3,501	1,165
Canada	(1,705)	105
All other countries	314	406

Exchange gain (loss)	$(7,890)	$5,222

     At December 31, 2005 we had intercompany advances outstanding to our subsidiary in Italy of approximately $68.7 million. These advances are denominated in U.S. dollars. The impact of the remeasurement of these advances on our statement of operations by our subsidiary will depend on the outstanding balance in future periods. A 10% increase or decrease in the Euro would result in a foreign currency translation gain or loss of approximately $6.9 million.
Item 8. Financial Statements and Supplementary Data
     The financial statements and supplementary information specified by this Item are presented following Item 15 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2005. Based on the evaluation, our principal executive officer and principal financial officer believe that our disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to assure that the information has been properly recorded, processed, summarized and reported and to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 14. Principal Accountant Fees and Services
     The following table presents fees for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers LLP, and the member firms of PricewaterhouseCoopers and their respective affiliates (collectively, “PwC”) that were charged or allocated to the Company for 2005 and 2004 and include all amounts billed by PwC to Hanover during such periods:

Types of Fees	FY 2005	FY 2004
	(In thousands)
Audit fees (a)	$3,724	$5,265
Audit-related fees (b)	47	46
Tax fees (c)	147	498
All other fees (d)	2	2

Total fees	$3,920	$5,811

(a)	Audit fees include fees billed by PwC related to audits and reviews of financial statements that the Company is required to file with the SEC, audit of internal control over financial reporting for Hanover, statutory audits of certain of the Company’s subsidiaries’ financial statements as required under local regulations and other services which PwC provides as the Company’s principal auditor including issuance of comfort letters and assistance with and review of documents filed with SEC.
(b)	Audit related fees include fees billed by PwC related to employee benefit plan audits and consultations concerning financial accounting and reporting standards.
(c)	Tax fees include fees billed by PwC primarily related to tax compliance and consulting services.

(d)	All other fees include fees billed by PwC related to software licensing agreement.
To safeguard the continued independence of our independent registered public accounting firm, Hanover’s Audit Committee (Audit Committee) has adopted a policy to prevent the Company’s independent registered public accounting firm from providing services to Hanover and the Company that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended. This policy provides that independent registered public accounting firms are only permitted to provide services to Hanover and the Company that have been pre-approved by the Audit Committee. Pursuant to this policy, all audit services require advance approval by the Audit Committee. All other services by the independent registered public accounting firm that fall within certain designated dollar thresholds have been pre-approved under the policy. Different dollar thresholds apply to the four categories of pre-approved services specified in the policy (Audit services, Audit-Related services, Tax services and Other services). All services that exceed the dollar thresholds must be approved in advance by the Audit Committee. All services performed by independent registered public accounting firms under engagements in 2005 and 2004 were either approved by the Audit Committee or approved pursuant to its pre-approval policy, and none was approved pursuant to the de minimus exception to the rules and regulations of the Securities and Exchange Commission on pre-approval.

PART IV
Item 15. Exhibits, and Financial Statement Schedules
     (a) Documents filed as a part of this report.
          1. Financial Statements. The following financial statements are filed as a part of this report.
     2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1
All other schedules have been omitted because they are not required under the relevant instructions.
     3. Exhibits

Exhibit
Number	Description
3.1	Certificate of Limited Partnership of Hanover Compression Limited Partnership, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (Registration No. 333-75814).

3.2	Certificate of Amendment to Certificate of Limited Partnership of Hanover Compression Limited Partnership, dated as of January 2, 2001, incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (Registration No. 333-75814).

3.3	Certificate of Amendment to Certificate of Limited Partnership of Hanover Compression Limited Partnership, dated as of August 20, 2001, incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 (Registration No. 333-75814).

3.4	Limited Partnership Agreement of Hanover Compression Limited Partnership, dated December 8, 2000, by and among Hanover LLC 3, LLC, a Delaware limited liability company, as general partner, and Hanover Compression Limited Holdings, LLC, a Delaware limited liability company, as limited partner, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.5	Amendment to the Limited Partnership Agreement of Hanover Compression Limited Partnership, dated December 29, 2000, by and among Hanover Compression General Holdings, LLC, a Delaware limited liability company, as general partner, and Hanover Compression Limited Holdings, LLC, a Delaware limited liability company, as limited partner, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.6	Amendment to the Limited Partnership Agreement of Hanover Compression Limited Partnership, dated December 30, 2002, by and among Hanover Compression General Holdings, LLC, a Delaware limited liability company, as general partner, and Hanover HL, LLC, a Delaware limited liability company, as limited partner, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.1	Form of Hanover Compressor Capital Trust 7 1/4% Convertible Preferred Securities, incorporated by reference to Exhibit 4.8 to Hanover’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.

4.2	Indenture for the Convertible Junior Subordinated Debentures due 2029, dated as of December 15, 1999, among Hanover, as issuer, and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.6 to Hanover’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.

Exhibit
Number	Description
4.3	Form of Hanover Compressor Company Convertible Subordinated Junior Debentures due 2029, incorporated by reference to Exhibit 4.9 to Hanover’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.

4.4	Indenture for the 4.75% Convertible Senior Notes due 2008, dated as of March 15, 2001, between Hanover and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.7 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.5	Form of 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 4.8 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.6	Indenture for the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among the 2001A Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.69 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.7	Form of 8.50% Senior Secured Notes due 2008, incorporated by reference to Exhibit 4.10 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.8	Indenture for the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among the 2001B Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.75 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.9	Form of 8.75% Senior Secured Notes due 2011, incorporated by reference to Exhibit 4.12 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.10	Indenture for the Zero Coupon Subordinated Notes due March 31, 2007, dated as of May 14, 2003, between Hanover and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Hanover’s Registration Statement (File No. 333-106384) on Form S-3, as filed with the SEC on June 23, 2003.

4.11	Form of Zero Coupon Subordinated Notes due March 31, 2007, incorporated by reference to Exhibit 4.14 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.12	Senior Indenture, dated as of December 15, 2003, among Hanover, Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Hanover’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.

4.13	First Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 8.625% Senior Notes due 2010, dated as of December 15, 2003, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to Hanover’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.

4.14	Form of 8.625% Senior Notes due 2010, incorporated by reference to Exhibit 4.17 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.15	Second Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 4.75% Convertible Senior Notes due 2014, dated as of December 15, 2003, between Hanover and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.4 to Hanover’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.

4.16	Form of 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.19 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.17	Third Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 9.0% Senior Notes due 2014, dated as of June 1, 2004, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.

Exhibit
Number	Description
4.18	Form of 9% Senior Notes due 2014, incorporated by reference to Exhibit 4.3 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.

10.1	Stipulation and Agreement of Settlement, dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.2	PIGAP Settlement Agreement, dated as of May 14, 2003, by and among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., Hanover and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.2 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.3	Credit Agreement, dated as of November 21, 2005, among Hanover, Hanover Compression Limited Partnership, The Royal Bank of Scotland plc as Syndication Agent, JPMorgan Chase Bank, N.A. as Administrative Agent, and the several lenders parties thereto, incorporated by reference to Exhibit 10.3 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.4	Guarantee and Collateral Agreement, dated as of November 21, 2005, among Hanover, Hanover Compression Limited Partnership and certain of their subsidiaries in favor of JPMorgan Chase Bank, N.A. as Collateral Agent, incorporated by reference to Exhibit 10.4 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.5	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A (the “2001A Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.64 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.6	Guarantee, dated as of August 31, 2001, made by Hanover, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.65 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.7	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001A Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.66 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.8	Security Agreement, dated as of August 31, 2001, made by the 2001A Trust in favor of Wilmington Trust FSB as collateral agent, incorporated by reference to Exhibit 10.67 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.9	Assignment of Leases, Rents and Guarantee from the 2001A Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.68 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.10	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001B (the “2001B Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.70 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.11	Guarantee, dated as of August 31, 2001, made by Hanover, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.71 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.12	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001B Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.72 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.13	Security Agreement, dated as of August 31, 2001, made by the 2001B Trust in favor of Wilmington Trust FSB as collateral agent, incorporated by reference to Exhibit 10.73 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.14	Assignment of Leases, Rents and Guarantee from the 2001B Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.74 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit
Number	Description
10.15	Amended and Restated Declaration of Trust of Hanover Compressor Capital Trust, dated as of December 15, 1999, among Hanover, as sponsor, Wilmington Trust Company, as property trustee, and Richard S. Meller, William S. Goldberg and Curtis A. Bedrich, as administrative trustees, incorporated by reference to Exhibit 4.5 to Hanover’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.

10.16	Preferred Securities Guarantee Agreement, dated as of December 15, 1999, between Hanover, as guarantor, and Wilmington Trust Company, as guarantee trustee, incorporated by reference to Exhibit 4.10 to Hanover’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.

10.17	Common Securities Guarantee Agreement, dated as of December 15, 1999, by Hanover, as guarantor, for the benefit of the holders of common securities of Hanover Compressor Capital Trust, incorporated by reference to Exhibit 4.11 to Hanover’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.

10.18	Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., Hanover and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.63 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.19	Schedule 1.2(c) to Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., Camco International Inc., Hanover and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.1 to Hanover’s Current Report on Form 8-K filed with the SEC on February 6, 2003.

10.20	Amendment No. 1, dated as of August 31, 2001, to Purchase Agreement among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., Hanover and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.3 to Hanover’s Current Report on Form 8-K filed with the SEC on September 14, 2001.

10.21	Amendment No. 2, dated as of July 8, 2005 to Purchase Agreement by and among Hanover, Hanover Compression Limited Partnership and Schlumberger Technology Corporation, for itself and as successor in interest to Camco International Inc., Schlumberger Surenco S.A. and Schlumberger Oilfield Holdings Ltd., incorporated by reference to Exhibit 10.1 to Hanover’s Current Report on Form 8-K filed with the SEC on July 13, 2005.

10.22	Most Favored Supplier and Alliance Agreement, dated August 31, 2001, among Schlumberger Oilfield Holdings Limited, Schlumberger Technology Corporation and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.4 to Hanover’s Current Report on Form 8-K filed with the SEC on September 14, 2001.

10.23	Agreement by and among SJMB, L.P., Charles Underbrink, John L. Thompson, Belleli Energy S.r.l. and Hanover Compressor Company and certain of its subsidiaries dated September 20, 2002, incorporated by reference to Exhibit 10.62 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.24	Hanover Compressor Company Stock Compensation Plan, incorporated by reference to Exhibit 10.63 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.††

10.25	Hanover Compressor Company Senior Executive Stock Option Plan, incorporated by reference to Exhibit 10.4 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.26	Hanover Compressor Company 1993 Management Stock Option Plan, incorporated by reference to Exhibit 10.5 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.27	Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.6 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.

10.28	Amendment and Restatement of the Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.7 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.29	Hanover Compressor Company 1995 Employee Stock Option Plan, incorporated by reference to Exhibit 10.8 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.30	Hanover Compressor Company 1995 Management Stock Option Plan, incorporated by reference to Exhibit 10.9 to

Exhibit
Number	Description
Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.31	Form of Stock Option Agreement for DeVille and Mcneil, incorporated by reference to Exhibit 10.70 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.32	Form of Stock Option Agreements for Wind Bros, incorporated by reference to Exhibit 10.71 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.33	Hanover Compressor Company 1996 Employee Stock Option Plan, incorporated by reference to Exhibit 10.10 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.34	Hanover Compressor Company 1997 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.23 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.35	1997 Stock Purchase Plan, incorporated by reference to Exhibit 10.24 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.36	Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.7 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.37	First Amendment to the Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.2 to Hanover’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††

10.38	Hanover Compressor Company December 9, 1998 Stock Option Plan, incorporated by reference to Exhibit 10.33 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.††

10.39	Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 4.1 to Hanover’s Registration Statement (File No. 333-32092) on Form S-8 filed with the SEC on March 10, 2000.††

10.40	First Amendment to the Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 10.3 to Hanover’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††

10.41	Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to Hanover’s Registration Statement (File No. 333-73904) on Form S-8 filed with the SEC on November 21, 2001.††

10.42	First Amendment to the Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to Hanover’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††

10.43	Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to Hanover’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 15, 2003.††

10.44	First Amendment to the Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to Hanover’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††

10.45	Employment Letter with Peter Schreck, dated August 22, 2000, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††

10.46	Employment Letter with Stephen York, dated March 6, 2002, incorporated by reference to Exhibit 10.2 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††

10.47	Promissory Note and Indenture dated April 21, 2004 relating to $6,650,000 payable to Milberg, Weiss, Bershad, Hynes & Lerach LLP as Escrow Agent with respect to the settlement fund as defined in that certain Stipulation and Agreement and Settlement dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.48	Employment Letter with Gary M. Wilson dated April 9, 2004, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.††

10.49	Employment Letter with John E. Jackson dated October 5, 2004, incorporated by reference to Exhibit 10.1 to Hanover’s Current Report on Form 8-K, as filed with the SEC on October 6, 2004.††

10.50	Change of Control and Severance Agreement dated July 29, 2005 between John E. Jackson and Hanover,

Exhibit
Number	Description
incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.††

10.51	Employment Letter with Lee E. Beckelman dated January 31, 2005, incorporated by reference to Exhibit 10.1 to Hanover’s Current Report on Form 8-K, as filed with the SEC on February 1, 2005.††

10.52	Employment Letter with Anita H. Colglazier dated April 4, 2002 with explanatory note, incorporated by reference to Exhibit 10.61 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2005. ††

10.53	Letter to Brian Matusek regarding employment terms, incorporated by reference to Exhibit 10.1 to Hanover’s Current Report on Form 8-K filed with the SEC on April 18, 2005. ††

10.54	Employment Letter with Norrie Mckay effective as of May 16, 2005, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.††

10.55	Form of Change of Control Agreement dated July 29, 2005 between Hanover and each of Messrs. Lee E. Beckelman, Brian A. Matusek, Gary M. Wilson, Steven W. Muck, Norman A. Mckay, Stephen P. York and Peter G. Schreck and Ms. Anita H. Colglazier, incorporated by reference to Exhibit 10.2 to Hanover’s Quarterly Report on Form 10-Q For the quarter ended June 30, 2005.††

14.1	P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct (the “Code of Ethics”), incorporated by reference to Exhibit 14.1 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

14.2	Amendment to the Code of Ethics, incorporated by reference to Exhibit 14.1 to Hanover’s Current Report on Form 8-K, as filed with the SEC on January 20, 2005.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Letter from GKH partners regarding wind-up of GKH Investments, L.P. and GKH Private Limited, dated October 15, 2001, incorporated by reference to Exhibit 99.1 to Hanover’s Current Report on Form 8-K filed with the SEC on October 18, 2001.

99.2	Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of Hanover, dated November 12, 2002, incorporated by reference to Exhibit 99.1 to Hanover’s Current Report on Form 8-K filed with the SEC on November 15, 2002.

99.3	Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of Hanover, dated March 11, 2004, incorporated by reference to Exhibit 99.1 to Hanover’s Current Report on Form 8-K filed with the SEC on March 12, 2004.

*	Filed herewith

††	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANOVER COMPRESSION LIMITED PARTNERSHIP

By:	/s/ JOHN E. JACKSON
John E. Jackson
President and Chief Executive Officer
Date: March 15, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. JACKSON	President, Chief Executive Officer and	March 15, 2006
John E. Jackson	Manager of the General Partnership (Principal
Executive Officer)

/s/ LEE E. BECKELMAN	Vice President and Chief Financial Officer and	March 15, 2006
Lee E. Beckelman	Manager of the General Partnership (Principal
Financial Officer)

/s/ ANITA H. COLGLAZIER	Vice President and Controller	March 15, 2006
Anita H. Colglazier	(Principal Accounting Officer)

/s/ GARY M. WILSON	Senior Vice President, General Counsel,	March 15, 2006
Gary M. Wilson	Secretary and Manager of the General
Partnership

Report of Independent Registered Public Accounting Firm
To the Managers of the General Partnership of
Hanover Compression Limited Partnership:
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) on page 39 present fairly, in all material respects, the financial position of Hanover Compression Limited Partnership and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) on page 39 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As discussed in Note 13 to the financial statements, the Company changed its method of accounting for variable interest entities in 2003.
PricewaterhouseCoopers LLP
Houston, Texas
February 28, 2006

HANOVER COMPRESSION LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$48,233	$38,076
Accounts receivable, net of allowance of $4,751 and $7,573	243,672	205,644
Inventory, net	251,069	184,798
Costs and estimated earnings in excess of billings on uncompleted contracts	99,166	70,103
Prepaid taxes	8,194	6,988
Current deferred income taxes	15,097	14,028
Assets held for sale	2,020	5,169
Other current assets	45,578	30,869

Total current assets	713,029	555,675
Property, plant and equipment, net	1,823,100	1,876,348
Goodwill, net	184,364	183,190
Intangible and other assets	55,130	69,978
Investments in non-consolidated affiliates	90,741	90,326
Assets held for sale, non-current	—	6,391

Total assets	$2,866,364	$2,781,908

LIABILITIES AND PARTNERS’ EQUITY

Current liabilities:
Short-term debt	$4,080	$5,106
Current maturities of long-term debt	1,309	1,430
Accounts payable, trade	92,980	57,402
Accrued liabilities	125,884	116,693
Advance billings	89,513	42,588
Liabilities held for sale	878	517
Billings on uncompleted contracts in excess of costs and estimated earnings	35,126	20,256

Total current liabilities	349,770	243,992
Long-term debt	431,442	614,609
Due to general partner	763,867	744,221
Other liabilities	38,976	47,232
Deferred income taxes	81,358	75,183

Total liabilities	1,665,413	1,725,237

Commitments and contingencies (Note 20)
Minority interest	11,873	18,778
Partners’ equity:
Partners’ capital	1,173,864	1,020,375
Accumulated other comprehensive income	15,214	17,518

Total partners’ equity	1,189,078	1,037,893

Total liabilities and partners’ equity	$2,866,364	$2,781,908

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Revenues and other income:
U.S. rentals	$351,128	$341,570	$324,186
International rentals	232,587	214,598	191,301
Parts, service and used equipment	225,636	180,321	164,935
Compressor and accessory fabrication	179,954	158,629	106,896
Production and processing equipment fabrication	360,267	270,284	260,660
Equity in income of non-consolidated affiliates	21,466	19,780	23,014
Other	4,591	3,623	4,088

	1,375,629	1,188,805	1,075,080

Expenses:
U.S. rentals	139,465	144,580	127,425
International rentals	76,512	63,953	61,875
Parts, service and used equipment	169,168	135,929	123,255
Compressor and accessory fabrication	156,414	144,832	96,922
Production and processing equipment fabrication	325,924	242,251	234,203
Selling, general and administrative	182,198	173,066	159,870
Foreign currency translation	7,890	(5,222)	2,548
Other	526	407	2,905
Debt extinguishment costs	7,318	—	—
Depreciation and amortization	181,749	174,376	168,232
Goodwill impairment	—	—	35,466
Leasing expense	—	—	43,139
Interest expense	121,434	131,215	73,707

	1,368,598	1,205,387	1,129,547

Income (loss) from continuing operations before income taxes	7,031	(16,582)	(54,467)
Provision for (benefit from) income taxes	31,167	28,916	(1,330)

Loss from continuing operations	(24,136)	(45,498)	(53,137)
Income (loss) from discontinued operations, net of tax	(756)	6,314	10,190
Gain (loss) from sales or write-downs of discontinued operations, net of tax	(113)	3,771	(14,051)

Loss before cumulative effect of accounting changes	(25,005)	(35,413)	(56,998)
Cumulative effect of accounting changes, net of tax	—	—	(86,910)

Net loss	$(25,005)	$(35,413)	$(143,908)

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Net loss	$(25,005)	$(35,413)	$(143,908)
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	608	8,638	5,693
Foreign currency translation adjustment	(2,912)	(347)	17,230

Comprehensive loss	$(27,309)	$(27,122)	$(120,985)

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(25,005)	$(35,413)	$(143,908)
Adjustments:
Depreciation and amortization	181,749	174,376	168,232
(Income) loss from discontinued operations, net of tax	869	(10,085)	3,861
Cumulative effect of accounting changes, net of tax	—	—	86,910
Bad debt expense	1,955	2,658	4,028
Gain on sale of property, plant and equipment	(13,183)	(6,076)	(6,012)
Equity in income of non-consolidated affiliates, net of dividends received	(2,783)	(10,112)	(4,563)
(Gain) loss on derivative instruments	416	1,886	(4,606)
(Gain) loss on remeasurement of intercompany balances	12,155	(5,456)	(1,607)
Goodwill impairment	—	—	35,466
Gain on sale of non-consolidated affiliates	—	(300)	—
Gain on sale of business	(367)	—	—
Restricted stock compensation expense	5,676	2,599	1,178
Pay-in-kind interest on long-term notes payable	23,336	20,966	21,048
Deferred income taxes	22,757	15,776	(14,746)
Changes in assets and liabilities, excluding business combinations:
Accounts receivable and notes	(45,061)	(4,021)	17,537
Inventory	(73,936)	(21,966)	7,168
Costs and estimated earnings versus billings on uncompleted contracts	(21,117)	(5,733)	16,455
Prepaid and other current assets	(15,840)	(561)	21,026
Accounts payable and other liabilities	41,267	(3,806)	(30,343)
Advance billings	47,549	16,130	(4,213)
Other	(1,924)	10,950	(1,086)

Net cash provided by continuing operations	138,513	141,812	171,825
Net cash provided by (used in) discontinued operations	(383)	8,115	14,671

Net cash provided by operating activities	138,130	149,927	186,496

Cash flows from investing activities:
Capital expenditures	(155,146)	(90,496)	(142,466)
Payments for deferred lease transaction costs	—	—	(1,246)
Proceeds from sale of property, plant and equipment	51,101	24,265	23,009
Proceeds from the sale of business	2,724	—	—
Proceeds from sale of non-consolidated affiliates	—	4,663	500
Cash used for business acquisitions, net	(3,426)	—	(15,000)
Cash returned from non-consolidated affiliates	—	—	64,837
Cash used to acquire investments in and advances to non-consolidated affiliates	(500)	(250)	(500)

Net cash used in continuing operations	(105,247)	(61,818)	(70,866)
Net cash provided by discontinued operations	1,220	72,947	27,396

Net cash provided by (used in) investing activities	(104,027)	11,129	(43,470)

Cash flows from financing activities:
Borrowings on revolving credit facilities	152,000	52,200	145,000
Repayments on revolving credit facilities	(111,000)	(72,200)	(274,500)
Payments for debt issue costs	(2,592)	(253)	(7,464)
Partners’ contribution (distribution), net	168,447	(8,541)	(15,062)
Borrowings from general partner, senior notes due 2014	—	194,125	—
Borrowings from general partner, senior notes due 2010	—	—	193,698
Borrowings from general partner, convertible senior notes due 2014	—	—	138,941
Payments of 1999 compression equipment lease obligations	—	—	(200,000)
Payments of 2000A compression equipment lease obligations	—	(200,000)	—
Payments of 2000B compression equipment lease obligations	(57,589)	(115,000)	—
Payments of 2001A compression equipment lease obligations	(172,177)	—	—
Borrowings of other debt	2,180	—	—

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Repayment of other debt	(1,802)	(30,771)	(68,293)

Net cash used in continuing operations	(22,533)	(180,440)	(87,680)
Net cash used in discontinued operations	—	—	(18,538)

Net cash used in financing activities	(22,533)	(180,440)	(106,218)

Effect of exchange rate changes on cash and equivalents	(1,413)	841	800

Net increase (decrease) in cash and cash equivalents	10,157	(18,543)	37,608
Cash and cash equivalents at beginning of year	38,076	56,619	19,011

Cash and cash equivalents at end of year	$48,233	$38,076	$56,619

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized amounts	$103,414	$109,674	$33,765

Income taxes paid, net	$18,471	$15,830	$1,129

Supplemental disclosure of noncash transactions:
Assets sold in exchange for note receivable	$1,600	$1,314	$3,300

Partners’ non-cash capital contributions	$4,028	$12,662	$4,669

Income tax benefit from Hanover stock options exercised	$6,019	—	$2,996

Acquisitions of businesses:
Cash	—	—	$209

Property, plant and equipment acquired	$359	—	$267

Other assets acquired, net of cash acquired	$286	—	$3,918

Investments in and advances to non-consolidated affiliates	—	—	$(4,673)

Goodwill	$2,781	—	$15,558

Liabilities assumed	—	—	$(279)

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Year Ended December 31, 2005, 2004 and 2003

		Accumulated
		other
	Partners’	comprehensive
	capital	income (loss)
	(in thousands)
Balance at December 31, 2002	$1,202,972	$(13,696)
Partners’ distributions, net	(10,393)	—
Foreign currency translation adjustment	—	17,230
Change in fair value of derivative financial instrument, net of tax	—	5,693
Income tax benefit from Hanover stock options exercised	2,996	—
Net loss	(143,908)	—

Balance at December 31, 2003	1,051,667	9,227
Partners’ contributions, net	4,121	—
Foreign currency translation adjustment	—	(347)
Change in fair value of derivative financial instrument, net of tax	—	8,638
Net loss	(35,413)	—

Balance at December 31, 2004	1,020,375	17,518
Partners’ contributions, net	172,475	—
Foreign currency translation adjustment	—	(2,912)
Change in fair value of derivative financial instrument, net of tax	—	608
Income tax benefit from Hanover stock options exercised	6,019	—
Net loss	(25,005)	—

Balance at December 31, 2005	$1,173,864	$15,214

The accompanying notes are an integral part of these financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
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
     We together with our subsidiaries, are a global market leader in the full service natural gas compression business and are also a leading provider of service, fabrication and equipment for oil and natural gas production, processing and transportation applications. We sell and rent this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of rental equipment. Our customers include both major and independent oil and gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment and provide gas processing and treating, and oilfield power generation services, primarily to our U.S. and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli Energy S.r.l. (“Belleli”), we provide engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalinization plants and tank farms, primarily for use in Europe and the Middle East.
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
Concentrations of Credit Risk
     Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, advances to non-consolidated affiliates and notes receivable. We believe that the credit risk in temporary cash investments that we have with financial institutions is minimal. Trade accounts and notes receivable are due from companies of varying size engaged principally in oil and gas activities throughout the world. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of products and the services we provide them and the terms of our rental contracts. Trade accounts receivable is recorded net of estimated doubtful accounts of approximately $4.8 million and $7.6 million at December 31, 2005 and 2004, respectively.
     The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review the adequacy of our allowance for doubtful accounts monthly. Balances aged greater than 90 days are reviewed individually for collectibility. In addition, all other balances are reviewed based on significance and customer payment histories. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2005, 2004, and 2003, our bad debt expense was $2.0 million, $2.7 million and $4.0 million, respectively.
Inventory
     Inventory consists of parts used for fabrication or maintenance of natural gas compression equipment and facilities, processing and production equipment, and also includes compression units and production equipment that are held for sale. Inventory is stated at the lower of cost or market using the average-cost method.
Property, Plant and Equipment
     Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

Compression equipment, facilities and other rental assets	4 to 30 years
Buildings	20 to 35 years
Transportation, shop equipment and other	3 to 12 years
     Major improvements that extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. When rental equipment is sold, retired or otherwise disposed of, the cost, net of accumulated depreciation is recorded in parts, service and used equipment expenses. Sales proceeds are recorded in parts, service and used equipment revenues. Interest is capitalized in connection with compression equipment and facilities meeting specific thresholds that are constructed for our use in our rental operations until such equipment is complete. The capitalized interest is recorded as part of the assets to which it relates and is amortized over the asset’s estimated useful life.
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
Goodwill and Other Intangibles
     Goodwill is reviewed for impairment annually or whenever events indicate impairment may have occurred pursuant to Statement of Financial Accounting Standard (“SFAS”) 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Identifiable intangibles are amortized over the assets’ estimated useful lives.
Advance Billings
     Advance billings are primarily comprised of billings related to jobs where revenue is recognized on the percentage-of-completion method that have not begun and advance billings on installation and other service jobs.
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
Foreign Currency Translation
     The financial statements of subsidiaries outside the U.S., except those for which we have determined that the U.S. dollar is the functional currency, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting gains and losses from the translation of accounts are included in accumulated other comprehensive income. For subsidiaries for which we have determined that the U.S. dollar is the functional currency, financial statements are measured using U.S. dollar functional currency and translation gains and losses are included in net income (loss).
Stock Options and Stock-Based Compensation
     Certain of our employees participate in stock incentive plans that provide for the granting of options to purchase shares of Hanover common stock and grants of Hanover restricted common stock. In accordance with Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), HCLP measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Except for shares that vest based on performance, we recognize compensation expense equal to the fair value of the restricted stock at the date of grant over the vesting period related to these grants. For restricted shares that vest based on performance, we will record an estimate of the compensation expense to be expensed over three years related to these restricted shares. The compensation expense that will be recognized in our statement of operations will be adjusted for changes in our estimate of the number of restricted shares that will vest. The following pro forma net loss data illustrates the effect on net loss if the fair value method had been applied to all outstanding and unvested stock options in each period (in thousands).

	Years Ended December 31,
	2005	2004	2003
Net loss as reported	$(25,005)	$(35,413)	$(143,908)
Add back: Restricted stock grant expense, net of tax	5,676	2,599	766
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(8,098)	(4,817)	(2,628)

Pro forma net loss	$(27,427)	$(37,631)	$(145,770)

     In 2005, 2004 and 2003 we granted approximately 374,000, 1,328,000 and 439,000 shares, respectively, of restricted Hanover common stock under our stock incentive plans to certain employees, including our executive officers, as part of an incentive compensation plan. During the years ended December 31, 2005, 2004 and 2003, we recognized $5.7 million, $2.6 million and $1.2 million, respectively, in compensation expense related to restricted stock grants. As of December 31, 2005 and 2004, approximately 1,357,000 and 1,344,000 shares, respectively, of restricted stock were outstanding under our incentive compensation plans.
     The restricted shares granted during 2005 vest subject to continued employment over a three-year period at the rate of one-third per year, beginning on the first anniversary of the grant date. Approximately 60% of the shares of restricted stock that were granted during 2004 will vest subject to continued employment over a three-year period at a rate of one-third per year, beginning on the first anniversary of the date of the grant, and approximately 40% of the shares of restricted stock that were granted will vest in July 2007, subject to continued employment and subject to the achievement of certain pre-determined performance based criteria. In the event of a change of control of Hanover, these grants are subject to accelerated vesting. The restricted shares granted during 2003 vest subject to continued employment over a four-year period at the rate of one-fourth per year, beginning on the first anniversary of the date of grant.
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

	December 31,
	2005	2004
Fair value of derivative financial instruments, net of tax	$—	$(608)
Foreign currency translation adjustment	15,214	18,126

	$15,214	$17,518

     Income taxes included in the fair value of derivative financial investments was $0.0 million and $0.9 million at December 31, 2005 and 2004, respectively.
Financial Instruments
     Our financial instruments include cash, receivables, payables, and debt. Except as described below, the estimated fair value of such financial instruments at December 31, 2005 and 2004 approximate their carrying value as reflected in our consolidated balance sheet. The fair value of our debt has been estimated based on year-end quoted market prices.
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

     We utilize derivative financial instruments to minimize the risks and/or costs associated with financial and global operating activities by managing our exposure to interest rate fluctuation on a portion of our leasing obligations. We do not utilize derivative financial instruments for trading or other speculative purposes. The cash flow from hedges is classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.
Reclassifications
     Certain amounts in the prior period’s financial statements have been reclassified to conform to the 2005 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.
2. Business Acquisitions
     Acquisitions were accounted for under the purchase method of accounting. Results of operations of companies acquired are included from the date of acquisition. We allocate the cost of the acquired business to the assets acquired and the liabilities assumed based upon fair value estimates thereof. These estimates are revised during the allocation period as necessary when information regarding contingencies becomes available to redefine and requantify assets acquired and liabilities assumed. The allocation period varies for each acquisition but does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised purchase price allocation. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods the adjustments are determined. Material changes in preliminary allocations are not anticipated by management.
Year Ended December 31, 2005
     In April 2005, we acquired certain assets of Part Technical Services, S.A. (“PTS”) for approximately $3.4 million. PTS is located in Mexico and provides operations and maintenance services to customers with natural gas compression equipment.
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
3. Discontinued Operations and Other Assets Held for Sale
     During the fourth quarter of 2002, Hanover’s Board of Directors approved management’s plan to dispose of our non-oilfield power generation projects, which were part of our U.S. rental business, and certain used equipment businesses, which were part of our parts and service business. These disposals meet the criteria established for recognition as discontinued operations under SFAS 144,

“Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 specifically requires that such amounts must represent a component of a business comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. These businesses are reflected as discontinued operations in our consolidated statement of operations. Due to changes in market conditions, we have made valuation adjustments and the disposal plan for a small piece of our original non-oilfield power generation business was not completed in 2005. In the year ended December 31, 2005, we sold certain assets related to our discontinued operations for total sales proceeds of $1.2 million that resulted in $0.1 million in income. In the year ended December 31, 2005, we sold certain other assets held for sale, including a fabrication facility that was closed as part of the consolidation of our fabrication operations in 2003. We received proceeds of $6.5 million from these sales that resulted in a $0.2 million loss and is reflected in other revenue. We are continuing to actively market these assets and we expect to sell the remaining assets within the next three to six months and the assets and liabilities are reflected as held-for-sale on our consolidated balance sheet.
     In November 2004, we sold the compression rental assets of our Canadian subsidiary, Hanover Canada Corporation, to Universal Compression Canada, a subsidiary of Universal Compression Holdings, Inc., for approximately $56.9 million. Additionally, in December 2004 we sold our ownership interest in Collicutt Energy Services Ltd. (“CES”) for approximately $2.6 million to an entity owned by Steven Collicutt. Hanover owned approximately 2.6 million shares in CES, which represented approximately 24.1% of the ownership interest of CES. The sale of our Canadian compression rental fleet and our interest in CES resulted in a $2.1 million gain, net of tax. These businesses are reflected as discontinued operations in our consolidated statements of operations.
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
     In 2003, we announced that we had agreed to sell our 49% membership interest in Panoche and our 92.5% membership interest in Gates to Hal Dittmer and Fresno Power Investors Limited Partnership, who owned the remaining interests in Panoche and Gates. Panoche and Gates own gas-fired peaking power plants of 49 megawatts and 46 megawatts, respectively. These assets met the criteria to be recognized as discontinued operations. The Panoche transaction closed in June 2003 and the Gates transaction closed in September 2003. Total consideration for the transactions was approximately $27.2 million consisting of approximately $6.4 million in cash, $2.8 million in notes that matured in May 2004, a $0.5 million note that matured in September 2005 and the release of our obligations under a capital lease from GE Capital to Gates that had an outstanding balance of approximately $17.5 million at the time of the Gates closing. In addition, we were released from a $12 million letter of credit from us to GE Capital that was provided as additional credit support for the Gates capital lease.

     Summary of operating results of the discontinued operations (in thousands):

	Years Ended December 31,
	2005	2004	2003
Revenues and other:
U.S. rentals	$446	$261	$4,490
International rentals	—	12,930	15,103
Parts, service and used equipment	—	9,663	21,311
Equity in income of non-consolidated affiliates	—	123	624
Other	79	695	928

	525	23,672	42,456

Expenses:
U.S. rentals	855	914	1,176
International rentals	—	5,827	5,590
Parts, service and used equipment	—	7,010	14,698
Selling, general and administrative	321	1,657	8,297
Foreign currency translation	—	(1,087)	—
Depreciation and amortization	—	2,964	3,438
Interest expense	105	—	796
Other	—	468	433

	1,281	17,753	34,428

Income (loss) from discontinued operations before income taxes	(756)	5,919	8,028
Benefit from income taxes	—	(395)	(2,162)

Income (loss) from discontinued operations	$(756)	$6,314	$10,190

     Summary balance sheet data for assets held for sale as of December 31, 2005 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total
Current assets	$—	$2,020	$—	$2,020
Property plant and equipment	—	—	—	—

Assets held for sale	—	2,020	—	2,020
Current liabilities	—	878	—	878

Liabilities held for sale	—	878	—	878

Net assets held for sale	$—	$1,142	$—	$1,142

     Summary balance sheet data for assets held for sale as of December 31, 2004 (in thousands):

		Non-
		Oilfield
	Used	Power
	Equipment	Generation	Facilities	Total
Current assets	$2,455	$2,714	$—	$5,169
Property plant and equipment	—	1,077	5,314	6,391

Assets held for sale	2,455	3,791	5,314	11,560
Current liabilities	—	517	—	517

Liabilities held for sale	—	517	—	517

Net assets held for sale	$2,455	$3,274	$5,314	$11,043

4. Inventory
     Inventory, net of reserves, consisted of the following amounts (in thousands):

	December 31,
	2005	2004
Parts and supplies	$135,310	$135,751
Work in progress	105,405	42,708
Finished goods	10,354	6,339

	$251,069	$184,798

     During the year ended December 31, 2005, 2004 and 2003 we recorded approximately $0.1 million, $1.1 million and $1.5 million, respectively, in inventory write-downs and reserves for parts inventory which was either obsolete, excess or carried at a price above market value. As of December 31, 2005 and 2004, we had inventory reserves of $11.8 million and $11.7 million, respectively.
5. Compressor and Production and Processing Equipment Fabrication Contracts
     Costs, estimated earnings and billings on uncompleted contracts consisted of the following (in thousands):

	December 31,
	2005	2004
Costs incurred on uncompleted contracts	$372,675	$268,088
Estimated earnings	42,976	31,131

	415,651	299,219
Less — billings to date	(351,611)	(249,372)

	$64,040	$49,847

     Presented in the accompanying financial statements as follows (in thousands):

	December 31,
	2005	2004
Costs and estimated earnings in excess of billings on uncompleted contracts	$99,166	$70,103
Billings on uncompleted contracts in excess of costs and estimated earnings	(35,126)	(20,256)

	$64,040	$49,847

6. Property, plant and equipment
     Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2005	2004
Compression equipment, facilities and other rental assets	$2,441,119	$2,360,799
Land and buildings	87,604	89,573
Transportation and shop equipment	77,507	78,577
Other	53,824	51,054

	2,660,054	2,580,003
Accumulated depreciation	(836,954)	(703,655)

	$1,823,100	$1,876,348

     Depreciation expense was $171.5 million, $162.0 million and $157.2 million in 2005, 2004 and 2003, respectively. Depreciation expense for 2003 includes $14.3 million for the impairment of certain idle units of our compression fleet that are being retired and the acceleration of depreciation of certain plants and facilities expected to be sold or abandoned. Assets under construction of $88.5 million and $61.7 million are included in compression equipment, facilities and other rental assets at December 31, 2005 and 2004, respectively. We capitalized $0.4 million, $0.3 million and $1.0 million of interest related to construction in process during 2005, 2004, and 2003, respectively.
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
     During September 2005, we redeemed $167.0 million in indebtedness and repaid $5.2 million in minority interest obligations under our 2001A compression equipment lease obligations using funds contributed by Hanover from the proceeds of Hanover’s August 2005 public offering of common stock. During February 2005, we repaid our 2000B compression equipment lease obligations using borrowings from our bank credit facility. During 2004, we used cash flow from operations and proceeds from asset sales to exercise our purchase option and reduce our outstanding debt and minority interest obligations by $115.0 million under our 2000B compression equipment operating leases. In June 2004 and December 2003, we exercised our purchase options under the 2000A and 1999 compression equipment operating leases (See Note 11). As of December 31, 2005, the remaining compression assets owned by the entities that lease equipment to us but, pursuant to our adoption of FIN 46 are included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $352.3 million, including improvements made to these assets after the sale leaseback transactions.
7. Intangible and Other Assets
     Intangible and other assets consisted of the following (in thousands):

	December 31,
	2005	2004
Deferred debt issuance and leasing transactions costs	$23,438	$29,946
Notes and other receivables	13,284	7,300
Intangibles	4,682	6,070
Deferred taxes	1,756	8,869
Other	11,970	17,793

	$55,130	$69,978

     Notes receivable result primarily from customers for sales of equipment or advances to other parties in the ordinary course of business.
     Intangible assets and debt issuance transactions costs consisted of the following:

	As of December 31, 2005		As of December 31, 2004
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
	(in thousands)
Deferred debt issuance transaction costs	$44,154	$(20,716)	$42,623	$(12,677)
Marketing related (3-20 yr life)	2,063	(324)	4,581	(2,435)
Customer related (20 yr life)	2,724	(423)	3,684	(889)
Technology based (5 yr life)	868	(355)	1,529	(567)
Contract based (17 yr life)	650	(521)	650	(483)

	$50,459	$(22,339)	$53,067	$(17,051)

     Amortization of intangible and deferred debt issuance transaction costs totaled $10.2 million, $12.4 million and $11.0 million in 2005, 2004 and 2003, respectively. Estimated future intangible amortization expense is (in thousands):

2006	$4,707
2007	4,693
2008	4,335
2009	3,772
2010	3,570
Thereafter	7,043

$28,120

8. Investments in Non-Consolidated Affiliates
     Investments in affiliates that are not controlled by HCLP but where we have the ability to exercise significant influence over the operations are accounted for using the equity method. Our share of net income or losses of these affiliates is reflected in the Consolidated Statement of Operations as Equity in income of non-consolidated affiliates. Our primary equity method investments are comprised of entities that own, operate, service and maintain compression and other related facilities. Our equity method investments totaled approximately $90.7 million and $89.2 million at December 31, 2005 and 2004, respectively.
     Our ownership interest and location of each equity method investee at December 31, 2005 is as follows:

	Ownership
	Interest	Location	Type of Business
PIGAP II	30.0%	Venezuela	Gas Compression Plant
El Furrial	33.3%	Venezuela	Gas Compression Plant
Simco/Harwat Consortium	35.5%	Venezuela	Water Injection Plant
     Summarized balance sheet information for investees accounted for by the equity method follows (on a 100% basis, in thousands):

	December 31,
	2005	2004
Current assets	$137,936	$148,938
Non-current assets	495,071	528,669
Current liabilities, excluding debt	37,403	35,407
Debt payable	301,384	349,030
Other non-current liabilities	51,752	41,053
Owners’ equity	242,468	252,117
     Summarized earnings information for these entities for the years ended December 31, 2005, 2004 and 2003 follows (on a 100% basis, in thousands):

	Years Ended December 31,
	2005	2004	2003
Revenues	$193,153	$186,457	$277,575
Operating income	134,777	127,698	136,998
Net income	54,473	57,775	60,526
     PIGAP II, El Furrial and Simco/Harwat Consortium were acquired in connection with the Production Operators Corporation (“POC”) acquisition completed in August 2001. During 2005, 2004 and 2003, we received approximately $18.7 million, $9.8 million and $18.5 million in dividends from these joint ventures. At December 31, 2005, 2004 and 2003 we had cumulatively recognized approximately $31.0 million, $28.0 million and $17.4 million, respectively, of earnings in excess of distributions from these joint ventures. We also hold interests in companies in which we do not exercise significant influence over the operations. These investments are accounted for using the cost method. Cost method investments totaled approximately $0.0 and $1.1 million at December 31, 2005 and 2004, respectively.
     The financial statements of PIGAP II and El Furrial are required by Rule 3-09 of Regulation S-X and will be filed as an amendment to this Form 10-K by June 29, 2006.
     In connection with our investment in El Furrial and Simco/Harwat Consortium, Hanover guaranteed our portion of the debt in the joint venture related to these projects. At December 31, 2005 and 2004 Hanover had guaranteed approximately $39.5 million and $48.3 million, respectively, of the debt which is on the books of these joint ventures. These amounts are not recorded on HCLP’s books however, HCLP may need to fund these guarantees through an advance or distribution to Hanover.
     In December 2004, we sold our ownership interest in Collicutt Energy Services Ltd. (“CES”) for approximately $2.6 million to an entity owned by Steven Collicutt. HCLP owned approximately 2.6 million shares in CES, which represented approximately 24.1% of the ownership interest of CES. (See Note 3.) In the normal course of business, we engage in purchase and sale transactions with Collicutt Energy Services Ltd. During the years ended December 31, 2004 and 2003, we had sales to this related party of $0.0 million and $0.3 million, respectively; and purchases of $6.1 million and $6.1 million, respectively.

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
     In October 2003, the PIGAP II joint venture engaged in a project financing and distributed approximately $78.5 million to us, of which approximately $59.9 million was used to repay a non-recourse promissory note that had been secured by our interest in PIGAP II.
9. Goodwill
     Goodwill is reviewed for impairment annually or whenever events indicate impairment may have occurred pursuant to the provisions of SFAS 142. The provisions of SFAS 142 require us to identify our reporting units and perform an annual impairment assessment of the goodwill attributable to each reporting unit. We allocate goodwill to our reporting units based on the business acquisition from which it resulted. We perform our annual impairment assessment in the fourth quarter of the year and determine the fair value of reporting units using a combination of the expected present value of future cash flows and a market approach.
     There were no impairments in 2005 and 2004 related to our annual impairment test. During 2003, we performed an impairment review of goodwill and because the present value of Belleli’s expected cash flows was less than the book value of our investment in Belleli, we determined that a $35.5 million impairment charge should be recorded on the goodwill associated with Belleli. (See Note 2.)
     The table below presents the change in the net carrying amount of goodwill for the years ended December 31, 2005 and 2004 (in thousands):

			Purchase
			Adjustment
	December 31,	Acquisitions/	and Other	December 31,
	2004	Dispositions(1)	Adjustments(3)	2005
U.S. rentals	$100,456	$—	$(247)	$100,209
International rentals	35,085	2,781	(212)	37,654
Parts, service and used equipment	33,076	(562)	(404)	32,110
Compressor and accessory fabrication	14,573	—	(182)	14,391

Total	$183,190	$2,219	$(1,045)	$184,364

			Purchase
			Adjustment and
	December 31,	Acquisitions/	Other	December 31,
	2003	Dispositions(2)	Adjustments(3)	2004
U.S. rentals	$95,597	$—	$4,859	$100,456
International rentals	34,282	(2,145)	2,948	35,085
Parts, service and used equipment	32,870	—	206	33,076
Compressor and accessory fabrication	14,573	—	—	14,573

Total	$177,322	$(2,145)	$8,013	$183,190

(1)	Additions to goodwill for our international rentals segment in 2005 relates to our acquisition of PTS.

(2)	Relates to sale of the compression rental assets of our Canadian subsidiary.

(3)	Relates primarily to purchase price adjustments for taxes related to acquisitions.

10. Accrued Liabilities
     Accrued liabilities are comprised of the following (in thousands):

	December 31,
	2005	2004
Accrued salaries, bonuses and other employee benefits	$36,823	$30,323
Accrued income and other taxes	26,868	31,182
Current portion of interest rate swaps	1,849	1,061
Accrued interest	11,747	17,428
Accrued interest – due to general partner	5,431	5,298
Accrued other	43,166	31,401

	$125,884	$116,693

11. Debt
     Short-term debt consisted of the following (in thousands):

	December 31,
	2005	2004
Belleli—factored receivables	$1,129	$1,011
Belleli—revolving credit facility	2,951	4,095

Short-term debt	$4,080	$5,106

     Belleli’s factoring arrangements are typically short term in nature and bore interest at a weighted average rate of 3.0% and 4.0% at December 31, 2005 and 2004, respectively. Belleli’s revolving credit facilities bore interest at a weighted average rate of 3.9% and 4.0% at December 31, 2005 and 2004, respectively. These revolving credit facilities are callable during 2006.
     Long-term debt consisted of the following (in thousands):

	December 31,
	2005	2004
Bank credit facility due November 2010	$48,000	$7,000
2000B compression equipment lease notes, interest at 5.2%, due October 2005	—	55,861
2001A compression equipment lease notes, interest at 8.5%, due September 2008	133,000	300,000
2001B compression equipment lease notes, interest at 8.75%, due September 2011	250,000	250,000
Other, interest at various rates, collateralized by equipment and other assets, net of unamortized discount	1,751	3,178

	432,751	616,039
Less—current maturities	(1,309)	(1,430)

Long-term debt	$431,442	$614,609

     Maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2005 are (in thousands):

December 31,
2005
2006	$1,309
2007	222
2008	133,045
2009	49
2010	48,054
Thereafter	250,072

$432,751

Bank Credit Facility
     In November 2005, HCLP and Hanover entered into a $450 million bank credit facility having a maturity date of November 21, 2010. Our prior $350 million bank credit facility that was scheduled to mature in December 2006 was terminated upon closing of our new facility. Our new facility also provides for an incremental term loan facility of up to $300 million. The incremental term loan was undrawn at December 31, 2005 and was not syndicated with our credit facility. Borrowings under our new facility are secured by substantially all of our unencumbered personal property and real property assets. In addition, all of our equity interests and our U.S. subsidiaries and 66% of the equity interests of the first tier international subsidiaries have been pledged to secure the obligations under our new credit facility. Up to $75 million of our credit facility can be borrowed in loans denominated in euros. Our bank credit facility contains certain financial covenants and limitations on, among other things, indebtedness, liens, leases and sales of assets.
     Our bank credit facility provides for a $450 million revolving credit in which U.S. dollar-denominated advances bear interest at our option, at (a) the greater of the Administrative Agent’s prime rate or the federal funds effective rate plus 0.50% (“ABR”), or (b) the eurodollar rate (“LIBOR”), in each case plus an applicable margin ranging from 0.375% to 1.5%, with respect to ABR loans, and 1.375% to 2.5%, with respect to LIBOR loans, in each case depending on Hanover’s consolidated leverage ratio. Euro-denominated advances bear interest at the eurocurrency rate, plus an applicable margin ranging from 1.375% to 2.5%, depending on Hanover’s consolidated leverage ratio. A commitment fee ranging from 0.375% to 0.5%, depending on Hanover’s consolidated leverage ratio, times the average daily amount of the available commitment under our bank credit facility is payable quarterly to the lenders participating in our bank credit facility.
     As of December 31, 2005, we had $48.0 million in outstanding borrowings under our bank credit facility. Outstanding amounts under the bank credit facilities bore interest at a weighted average rate of 6.1% and 5.2% at December 31, 2005 and 2004, respectively. As of December 31, 2005, we also had approximately $118.6 million in letters of credit outstanding under our new bank credit facility. Our new bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $450 million credit limit, plus, in addition to certain other indebtedness, an additional (a) $50 million in unsecured indebtedness, (b) $100 million of indebtedness of international subsidiaries and (c) $35 million of secured purchase money indebtedness. Additional borrowings of up to $283.4 million were available under that facility as of December 31, 2005.
     As of December 31, 2005, we were in compliance with all covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or a default under certain of the various indentures and agreements would in some situations trigger cross-default provisions under the bank credit facilities or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations.
     In addition to purchase money and similar obligations, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, Hanover’s 8.625% Senior Notes due 2010 and Hanover’s 9% Senior Notes due 2014 permit us (1) to incur indebtedness, at any time, of up to $400 million under our bank credit facility, plus an additional $75 million in unsecured indebtedness and (2) to incur additional indebtedness so long as, after incurring such indebtedness, Hanover’s ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or Hanover’s “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereof. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, Hanover’s 8.625% Senior Notes due 2010 and Hanover’s 9% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of December 31, 2005, Hanover’s coverage ratio exceeded 2.25 to 1.0.
2001 Sale Leaseback Transactions
     In August 2001 and in connection with the POC acquisition, HCLP completed two sale leaseback transactions with two separate trusts involving certain compression equipment. Under the first transaction, HCLP received proceeds of $309.3 million from Hanover Equipment Trust 2001A (the “Trust 2001A”) from the sale of compression equipment. Simultaneously, the Trust 2001A issued notes in the principal amount of $300 million. The notes are secured by an assignment of the lease and a security interest in the equipment. The agreements under which the notes were issued contain various financial covenants which require, among other things, that we meet our specified quarterly financial ratios and restricts, among other things, our ability to incur additional indebtedness or sell assets. The notes, which bear interest at 8.5% paid semiannually, mature on September 1, 2008. The fair value of the Trust 2001A compression equipment lease obligations is approximately $138.0 million at December 31, 2005.
     Under the second sale leaseback transaction, HCLP received additional proceeds of $257.8 million from Hanover Equipment Trust 2001B (the “Trust 2001B”) from the sale of compression equipment. Simultaneously, the Trust 2001B issued notes in the principal amount of $250 million. The notes are secured by an assignment of the lease and a security interest in the equipment. The notes, which bear interest at 8.75% paid semiannually, mature on September 1, 2011. The fair value of the Trust 2001B compression equipment lease obligations is approximately $262.5 million at December 31, 2005
     The Trust 2001A and Trust 2001B compression equipment leases and the related guarantees are HCLP’s senior subordinated obligations, and those obligations rank junior in right of payment to all of HCLP’s senior debt. The lease obligations rank equally in right of payment with the guarantee by HCLP of our 2010 Senior Notes and our 2014 Senior Notes. Certain of the lease obligations will be guaranteed by Hanover only upon the occurrence of certain events of default, and, if it comes into effect, this conditional guarantee will also be made on a senior subordinated basis. The remaining lease obligations under the Trust 2001A and Trust 2001B compression equipment leases are fully and unconditionally guaranteed by Hanover on a senior subordinated basis.
     As of December 31, 2005, HCLP had residual value guarantees in the amount of approximately $277.9 million under the agreements associated with our two sale leaseback transactions that are due upon termination of the leases and which may be satisfied by a cash payment or the exercise of HCLP’s purchase options.
     During September 2005, we redeemed $167.0 million in indebtedness and repaid $5.2 million in minority interest obligations under our 2001A compression equipment lease obligations using funds contributed by Hanover from the proceeds from Hanover’s August 2005 public offering of common stock. In connection with the redemption and repayment, the Company expensed $7.3 million related to the call premium and $2.5 million related to unamortized debt issuance costs. The $7.3 million of costs related to the call premium have been classified as debt extinguishment costs and the $2.5 million related to unamortized debt issuance costs have been classified as depreciation and amortization expense on the accompanying Consolidated Statements of Operations.
     During 2004, we paid off $115.0 million in indebtedness and minority interest obligations under our 2000B equipment lease notes. During February 2005, we repaid our 2000B compressor equipment lease obligations using our bank credit facility and therefore classified our 2000B equipment lease notes as long-term debt.
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
     Obligations to our general partner that have the same general terms as the Hanover notes payable consisted of the following (in thousands):

	December 31,	December 31,
	2005	2004
4.75% senior notes due 2014	$143,750	$143,750
8.625% senior notes due 2010	200,000	200,000
9.0% senior notes due 2014	200,000	200,000
11% zero coupon subordinated notes due March 2007	229,803	206,467
Fair value adjustment – fixed to floating interest rate swaps	(9,686)	(5,996)

	$763,867	$744,221

4.75% Convertible Senior Notes due 2014
     In December 2003 Hanover issued $143.75 million aggregate principal amount of 4.75% Convertible Senior Notes due January 15, 2014. The convertible senior notes are convertible by holders into shares of Hanover’s common stock at an initial conversion rate of 66.6667 shares of common stock per $1,000 principal amount of convertible senior notes (subject to adjustment in certain events), which is equal to an initial conversion price of $15.00 per share, at any time prior to their stated maturity or redemption or repurchase by Hanover.
     At any time on or after January 15, 2011 but prior to January 15, 2013, Hanover may redeem some or all of the convertible senior notes at a redemption price equal to 100% of the principal amount of the convertible senior notes plus accrued and unpaid interest, if any, if the price of Hanover’s common stock exceeds 135% of the conversion price of the convertible senior notes then in effect for 20 trading days out of a period of 30 consecutive trading days. At any time on or after January 15, 2013, Hanover may redeem some or all of the convertible senior notes at a redemption price equal to 100% of the principal amount of the convertible senior notes plus accrued and unpaid interest, if any. Holders have the right to require Hanover to repurchase the convertible senior notes upon a specified change in control, at a repurchase price equal to 100% of the principal amount of the convertible senior notes plus accrued and unpaid interest, if any.
     The convertible senior notes are Hanover general unsecured obligations and rank equally in right of payment with all of Hanover’s other senior debt. The convertible senior notes are effectively subordinated to all existing and future liabilities of Hanover’s subsidiaries. The fair value of the 2014 convertible senior notes is approximately $164.7 million at December 31, 2005.
8.625% Senior Notes due 2010
     In December 2003, Hanover issued $200 million aggregate principal amount of 8.625% Senior Notes due December 15, 2010 (the “2010 Senior Notes”). The net proceeds from this offering and available cash were used to repay the outstanding indebtedness and minority interest obligations of $194.0 million and $6.0 million, respectively, under our 1999A compression equipment lease that was to expire in June 2004. Hanover may redeem up to 35% of the 2010 Senior Notes using the proceeds of certain equity offerings completed before December 15, 2006 at a redemption price of 108.625% of the principal amount, plus accrued and unpaid interest to the redemption date. In addition, Hanover may redeem some or all of the 2010 Senior Notes at any time on or after December 15, 2007 at certain redemption prices together with accrued interest, if any, to the date of redemption.
     The 2010 Senior Notes are Hanover general unsecured senior obligations and rank equally in right of payment with all of Hanover’s other senior debt. The 2010 Senior Notes are effectively subordinated to all existing and future liabilities of Hanover’s subsidiaries that do not guarantee the 2010 Senior Notes. The 2010 Senior Notes are guaranteed on a senior subordinated basis by us. The 2010 Senior Notes rank equally in right of payment with the 2014 Senior Notes, as defined below, and the guarantee of the 2010 Senior Notes by us ranks equally in right of payment with the guarantee of the 2014 Senior Notes by us. The indenture under which the 2010 Senior Notes were issued contains various financial covenants which limit, among other things, our ability to incur additional indebtedness or sell assets. The fair value of the 2010 Senior Notes is approximately $212.0 million at December 31, 2005.
9.0% Senior Notes due 2014
     In June 2004, Hanover issued $200 million aggregate principal amount of 9.0% Senior Notes due June 1, 2014 (the “2014 Senior Notes”). The net proceeds from this offering and available cash were used to repay the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A compression equipment lease that was to expire in March 2005. Hanover may redeem up to 35% of the 2014 Senior Notes using the proceeds of certain equity offerings completed before June 1, 2007 at a redemption price of 109% of the principal amount, plus accrued and unpaid interest to the redemption date. In addition, Hanover may redeem some or all of the 2014 Senior Notes at any time on or after June 1, 2009 at certain redemption prices together with accrued interest, if any, to the date of redemption.
     The 2014 Senior Notes are Hanover general unsecured senior obligations and rank equally in right of payment with all of Hanover’s other senior debt. The 2014 Senior Notes are effectively subordinated to all existing and future liabilities of Hanover’s subsidiaries that do not guarantee the senior notes. The 2014 Senior Notes are guaranteed on a senior subordinated basis by us. The 2014 Senior Notes rank equally in right of payment with the 2010 Senior Notes and the guarantee of the 2014 Senior Notes by us ranks equally in right of payment with the guarantee of the 2010 Senior Notes by us. The indenture under which the 2014 Senior Notes were issued contains various financial covenants which limit, among other things, our ability to incur additional indebtedness or sell assets. The fair value of the 2014 Senior Notes is approximately $219.0 million at December 31, 2005.

Zero Coupon Subordinated Notes due March 31, 2007
     On May 14, 2003, Hanover and HCLP entered into an agreement with Schlumberger to terminate our right to put our interest in the PIGAP II joint venture to Schlumberger. Hanover had previously given notice of our intent to exercise the PIGAP put in January 2003. Hanover also agreed with Schlumberger to restructure the $150 million subordinated note that Schlumberger received from Hanover in August 2001 as part of the purchase price for the acquisition of POC’s natural gas compression business, ownership interest in certain joint venture projects in Latin America, and related assets. As a result, we retained our ownership interest in PIGAP. As of March 31, 2003, the date from which the interest rate was adjusted, the $150 million subordinated note had an outstanding principal balance of approximately $171 million, including accrued interest. Hanover restructured the $150 million subordinated note as Hanover Zero Coupon Subordinated Notes due March 31, 2007, which notes were issued to Schlumberger in such transaction and were sold by Schlumberger in a registered public offering in December 2003. Original issue discount accretes under the zero coupon notes at a rate of 11.0% per annum for their remaining life, up to a total principal amount of approximately $263 million payable at maturity. The zero coupon notes will accrue additional interest at a rate of 2.0% per annum upon the occurrence and during the continuance of an event of default under the zero coupon notes. The zero coupon notes will also accrue additional interest at a rate of 3.0% per annum if Hanover’s consolidated leverage ratio, as defined in the indenture governing the zero coupon notes, exceeds 5.18 to 1.0 as of the end of any two consecutive fiscal quarters. Notwithstanding the preceding, in no event will the total additional interest accruing on the zero coupon notes exceed 3.0% per annum if both of the previously mentioned circumstances occur. The zero coupon notes also contain a covenant that limits our ability to incur additional indebtedness if Hanover’s consolidated leverage ratio exceeds 5.6 to 1.0, subject to certain exceptions. The zero coupon notes may be redeemed at any time beginning March 31, 2006.
     The zero coupon notes are Hanover general subordinated unsecured obligations and rank junior in right of payment to all of Hanover’s senior debt and senior subordinated debt. The zero coupon notes are not guaranteed by any of Hanover’s subsidiaries and therefore are effectively subordinated to all obligations of Hanover’s existing and future subsidiaries. The fair value of the 2007 zero coupon notes is approximately $236.4 million at December 31, 2005.
13. Leasing Transactions and Accounting Change for FIN 46
     As of December 31, 2005, we are the lessee in two transactions involving the sale of compression equipment by us to special purpose entities, which in turn lease the equipment back to us. At the time we entered into the leases, these transactions had a number of advantages over other sources of capital then available to us. The sale leaseback transactions (1) enabled us to affordably extend the duration of our financing arrangements and (2) reduced our cost of capital.
     In August 2001 and in connection with the acquisition of POC, we completed two sale leaseback transactions involving certain compression equipment. Under one sale leaseback transaction, we received $309.3 million in proceeds from the sale of certain compression equipment. Under the second sale leaseback transaction, we received $257.8 million in proceeds from the sale of additional compression equipment. Under the first transaction, the equipment was sold and leased back by us for a seven-year period and will continue to be deployed by us in the normal course of our business. The agreement originally called for semi-annual rental payments of approximately $12.8 million in addition to quarterly rental payments of approximately $0.2 million. Due to the partial redemption in September 2005, as discussed below, semi-annual rental payments are now approximately $5.7 million in addition to quarterly rental payments of approximately $0.1 million. Under the second transaction, the equipment was sold and leased back by us for a ten-year period and will continue to be deployed by us in the normal course of our business. The agreement calls for semi-annual rental payments of approximately $10.9 million in addition to quarterly rental payments of approximately $0.2 million. We have options to repurchase the equipment under certain conditions as defined by the lease agreements. We incurred transaction costs of approximately $18.6 million related to these transactions. These costs are included in intangible and other assets and are being amortized over the respective lease terms.

     In October 2000, we completed a $172.6 million sale leaseback transaction of compression equipment. In March 2000, we entered into a separate $200 million sale leaseback transaction involving certain compression equipment. Under the March transaction, we received proceeds of $100 million from the sale of compression equipment at the first closing in March 2000, and in August 2000, we completed the second half of the equipment lease and received an additional $100 million for the sale of additional compression equipment. Under our 2000 lease agreements, the equipment was sold and leased back by us for a five-year term and was used by us in our business. The 2000 lease agreements call for variable quarterly payments that fluctuate with the London Interbank Offering Rate and have covenant restrictions similar to our bank credit facility. We incurred an aggregate of approximately $7.1 million in transaction costs for the leases entered into in 2000, which were included in intangible and other assets on the balance sheet and were amortized over the respective lease terms of the respective transactions.
     During September 2005, we redeemed $167.0 million in indebtedness and repaid $5.2 million in minority interest obligations under our 2001A compression equipment lease obligations using funds contributed by Hanover from the proceeds of Hanover’s August 2005 public offering of common stock. During February 2005, we repaid our 2000B compression equipment lease obligations using borrowings from our bank credit facility.
     During 2004, we used cash flow from operations and proceeds from asset sales to exercise our purchase option and reduce our outstanding debt and minority interest obligations by $115.0 million under our 2000B compression equipment operating leases. In June 2004, we exercised our purchase options under the 2000A compression equipment operating leases (See Note 11.) As of December 31, 2005, the remaining compression assets owned by the entities that lease equipment to us but are now included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $352.3 million, including improvements made to these assets after the sale leaseback transactions.
     The following table summarizes as of December 31, 2005 the residual value guarantee, lease termination date and minority interest obligations for equipment leases (in thousands):

	Residual		Minority
	Value	Lease	Interest
Lease	Guarantee	Termination Date	Obligation
August 2001	$102,853	September 2008	$4,123
August 2001	175,000	September 2011	7,750

	$277,853		$11,873

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
     The minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2005, the yield rates on the outstanding equity certificates ranged from 12.2% to 12.7%. Equity certificate holders may receive a return of capital payment upon lease termination or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2005, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
     In connection with the compression equipment leases entered into in August 2001, we were obligated to prepare registration statements and complete an exchange offer to enable the holders of the notes issued by the lessors to exchange their notes with notes registered under the Securities Act of 1933. Because of the restatement of our financial statements at this time, the exchange offer was not completed within the timeframe required by the agreements related to the compression equipment lease obligations and we were required to pay additional lease expense in an amount equal to $105,600 per week until the exchange offering was completed. The additional lease expense increased our lease expense by $1.1 million during 2003. The registration statements became effective in February 2003. The exchange offer was completed and the requirement to pay the additional lease expense ended on March 13, 2003.
     We are entitled under the compression equipment operating lease agreements to substitute equipment that we own for equipment owned by the special purpose entities, provided that the value of the equipment that we are substituting is equal to or greater than the value of the equipment that is being substituted. We generally substitute equipment when one of our lease customers exercises a contractual right or otherwise desires to buy the leased equipment or when fleet equipment owned by the special purpose entities becomes obsolete or is selected by us for transfer to international projects. Each lease agreement limits the aggregate amount of replacement equipment that may be substituted to, among other restrictions, a percentage of the termination value under each lease. The termination value is equal to (1) the aggregate amount of outstanding principal of the corresponding notes issued by the special purpose entity, plus accrued and unpaid interest and (2) the aggregate amount of equity investor contributions to the special purpose entity, plus all accrued amounts due on account of the investor yield and any other amounts owed to such investors in the special purpose entity or to the holders of the notes issued by the special purpose entity or their agents. In the following table, termination value does not include amounts in excess of the aggregate outstanding principal amount of notes and the aggregate outstanding amount of the equity investor contributions, as such amounts are periodically paid as supplemental rent as required by our compression equipment operating leases. The aggregate amount of replacement equipment substituted (in dollars and percentage of termination value), the termination value and the substitution percentage limitation relating to each of our compression equipment operating leases as of December 31, 2005 are as follows:

				Substitution
				Limitation as
	Value of	Percentage of		Percentage of
	Substituted	Termination	Termination	Termination	Lease Termination
Lease	Equipment	Value(1)	Value(1)	Value	Date
	(dollars in
	millions)
2001A compression equipment lease	$19.4	14.2%	$137.1	25%	September 2008
2001B compression equipment lease	45.4	17.6%	257.7	25%	September 2011

Total	$64.8		$394.8

(1)	Termination value assumes all accrued rents paid before termination.
14. Income Taxes
     The components of income (loss) from continuing operations before income taxes were as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
U.S.	$(16,681)	$(56,733)	$(56,545)
International	23,712	40,151	2,078

	$7,031	$(16,582)	$(54,467)

     The provision for (benefit from) income taxes from continuing operations consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current tax provision (benefit):
Federal	$—	$168	$—
State	8	(27)	245
International	8,402	12,999	13,171

Total current	8,410	13,140	13,416

Deferred tax provision (benefit):
Federal	3,726	(231)	(23,293)
State	1,477	1,959	—
International	17,554	14,048	8,547

Total deferred	22,757	15,776	(14,746)

Total provision for (benefit from) income taxes	$31,167	$28,916	$(1,330)

     The provision for (benefit from) income taxes for 2005, 2004 and 2003 resulted in effective tax rates on continuing operations of 443.3%, (174.4)%, and 2.4%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Federal income tax at statutory rate	$2,461	$(5,803)	$(19,064)
State income taxes, net of federal benefit	965	1,256	159
International effective rate/ U.S. rate differential (including international valuation allowances)	12,819	8,195	13,975
Release of tax issues based reserve	(4,254)	(2,783)	—
U.S. impact of international operations, net of federal benefit	13,201	14,877	5,270
U.S. valuation allowances	880	10,294	622
Change in U.S. estimates for prior year items	4,348	3,576	(2,413)
Other, net	747	(696)	121

	$31,167	$28,916	$(1,330)

     Deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating losses carryforward	$278,858	$265,469
Investment in joint ventures	737	737
Inventory	5,983	5,048
Alternative minimum tax credit carryforward	5,345	5,337
Derivative instruments	—	722
Accrued liabilities	5,253	3,634
Intangibles	7,724	11,093
Capital loss carryforward	11,611	10,293
Other	19,148	22,057

Gross deferred tax assets	334,659	324,390
Valuation allowance	(41,600)	(39,662)

	293,059	284,728

Deferred tax liabilities:
Property, plant and equipment	(355,111)	(332,294)
Other	(4,901)	(6,135)

Gross deferred tax liabilities	(360,012)	(338,429)

	$(66,953)	$(53,701)

     Presented in the accompanying financial statements as follows (in thousands):

	Year Ended December 31,
	2005	2004
Current deferred income taxes	$15,097	$14,028
Intangibles and other assets	1,756	8,868
Accrued liabilities	(2,448)	(1,414)
Deferred income taxes	(81,358)	(75,183)

Net deferred tax liabilities	$(66,953)	$(53,701)

     We had a U.S. net operating loss carryforward at December 31, 2005 of approximately $726.2 million of which, $7.6 million is subject to expiration from 2006 through 2010, and the remainder expires from 2011 to 2025. At December 2005, we had a capital loss carryforward of approximately $33.2 million that will expire in future years through 2010. In addition we had an alternative minimum tax credit carryforward of approximately $5.3 million that does not expire. At December 31, 2005, we had approximately $70.5 million of net operating loss carryforwards in certain international jurisdictions, of which approximately $15.5 million have no expiration date, $15.0 million are subject to expiration from 2006 to 2009; and the remainder expires in future years through 2015.
     The valuation allowance increased by $1.9 million primarily due to: (1) a $4.9 million valuation allowance recorded for certain international tax jurisdictions, offset by (2) a $2.9 million reduction due to utilization of prior year valuation allowances in the current year primarily in certain other international tax jurisdictions and (3) a $0.1 million reduction in valuation allowance recorded against our U.S. deferred tax assets related to our net operating loss and capital loss carryforwards. Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to their expiration. Management believes it is more likely than not that the remaining deferred tax asset, not subject to valuation allowance, will be realized through future taxable income.
     We plan to reinvest the undistributed earnings of our international subsidiaries of approximately $177 million. Accordingly, U.S. deferred taxes have not been provided on these earnings. Calculating the tax effect of distributing these amounts is not practicable at this time.
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
     In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our note to our general partner that has the same general terms as Hanover’s 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. The following table summarizes, by individual hedge instrument, these interest rate swaps as of December 31, 2005 (dollars in thousands):

				Fair Value of
		Fixed Rate to be		Swap at
Floating Rate to be Paid	Maturity Date	Received	Notional Amount	December 31, 2005
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(4,975)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(4,711)
     As of December 31, 2005, a total of approximately $1.9 million in accrued liabilities, $7.8 million in long-term liabilities and a $9.7 million reduction of long-term debt due to the general partner was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, that is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of December 31, 2005 we estimated that the effective rate for the six-month period ending in June 2006 would be approximately 9.5%.
     During 2001, we entered into interest rate swaps to convert variable lease payments under certain lease arrangements to fixed payments as follows (dollars in thousands):

				Fair Value of
				Swap at
Lease	Maturity Date	Fixed Rate to be Paid	Notional Amount	December 31, 2005
March 2000	March 11, 2005	5.2550%	$100,000	$ —
August 2000	March 11, 2005	5.2725%	$100,000	$ —
     These two swaps, which we designated as cash flow hedging instruments, met the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income. During the years ended December 31, 2005, 2004 and 2003, we recorded other comprehensive income of approximately $0.6 million, $9.2 million and $7.9 million, respectively, related to these swaps ($0.6 million, $9.2 million and $5.1 million, respectively, net of tax).
     On June 1, 2004, we repaid the outstanding indebtedness and minority interest obligations of $193.6 million and $6.4 million, respectively, under our 2000A equipment lease. As a result, the two interest rate swaps maturing on March 11, 2005, each having a notional amount of $100 million, associated with the 2000A equipment lease no longer met specific hedge criteria and the unrealized loss related to the mark-to-market adjustment prior to June 1, 2004 of $5.3 million was amortized into interest expense over the remaining life of the swap. In addition, beginning June 1, 2004, changes in the mark-to-market adjustment were recognized as interest expense in the statement of operations. During the year ended December 31, 2005 we recorded approximately $1.5 million in interest expense related to the mark-to-market adjustment of these swaps.
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
     Prior to 2001, we entered into two interest rate swaps with notional amounts of $75 million and $125 million and strike rates of 5.51% and 5.56%, respectively. The difference paid or received on the swap transactions was recorded as an accrued liability and recognized in leasing expense in all periods before July 1, 2003, and in interest expense until expiration in July 2003. Because management decided not to designate the interest rate swaps as hedges, we recognized an unrealized gain of approximately $4.1 million related to the change in the fair value of these interest rate swaps in lease expense in our statement of operations during 2003 and recognized an unrealized gain of approximately $0.5 million in interest expense in 2003.
     During 2003, we entered into forward exchange contracts with a notional value of $10.0 million to mitigate the risk of changes in exchange rates between the Euro and the U.S. dollar. These contracts matured during 2004. As of December 31, 2003, a total of approximately $0.6 million was recorded in other current assets and other comprehensive income with respect to the fair value adjustment related to these three contracts. The counterparties to our interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non- performance by any counterparty, although such non-performance could have a material adverse effect on us.

16. Partners’ Equity
     On August 15, 2005, Hanover completed a public offering of 13,154,385 shares of its common stock that resulted in approximately $179.1 million of net proceeds for Hanover. Of the 13,154,385 shares of common stock sold by Hanover, 1,715,789 shares of common stock were sold pursuant to the underwriters’ over-allotment option. Hanover contributed the $179.1 million of net proceeds to HCLP and the contribution has been recognized by HCLP as a capital contribution.
17. Stock Options
     Certain of our employees participate in stock option plans maintained by Hanover on behalf of HCLP that provide for the granting of restricted stock and options to purchase common shares. Options are generally issued with an exercise price equal to the fair market value on the date of grant and are exercisable over a ten-year period. Options granted typically vest over a three to four year period. No compensation expense related to stock options was recorded in 2005, 2004 and 2003. At December 31, 2005, approximately 1.2 million shares were available for grant in future periods under our employee stock incentive plans.
     The following is a summary of stock option activity for the years ended December 31, 2005, 2004 and 2003:

		Weighted average
	Shares	price per share
Options outstanding, December 31, 2002	7,478,008	$8.21
Options granted(1)	539,285	11.41
Options canceled	(652,963)	11.06
Options exercised	(1,432,636)	4.68

Options outstanding, December 31, 2003	5,931,694	9.07
Options granted(1)	77,474	11.47
Options canceled	(624,656)	13.19
Options exercised	(1,140,073)	8.38

Options outstanding, December 31, 2004	4,244,439	8.67
Options granted(1)	477,940	11.98
Options canceled	(139,354)	14.44
Options exercised	(1,562,268)	3.19

Options outstanding, December 31, 2005	3,020,757	11.77

(1)	Option price equal to fair market value on date of grant.

     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Life in	Exercise		Exercise
Range of exercise prices	Shares	Years	Price	Shares	Price
$0.00-2.50	5,928	0.1	$0.00	5,928	$0.00
$5.01-7.50	47,084	0.3	5.70	47,084	5.70
$7.51-10.00	1,168,472	2.9	9.76	1,116,762	9.76
$10.01-12.50	1,050,122	7.9	11.75	349,476	11.72
$12.51-15.00	615,451	5.9	14.46	454,963	14.46
$15.01-17.50	75,000	6.2	17.25	75,000	17.25
$17.51-20.00	21,000	6.1	18.95	19,400	18.95
$22.51-25.00	37,700	5.7	25.00	37,700	25.00

	3,020,757			2,106,313

     The weighted-average fair value of options at date of grant was $5.08, $5.56, and $5.00 per option during 2005, 2004 and 2003, respectively.
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

	2005	2004	2003
Expected life	7 years	7.5 years	6 years
Interest rate	4.0%	4.2%	3.2%
Volatility	32.0%	38.0%	40.3%
Dividend yield	0%	0%	0%
     See Note 1 for stock based compensation pro forma impact on net income.
18. Benefit Plans
     The Hanover Companies Retirement Savings Plan, which was established by Hanover pursuant to section 401(k) of the United States Internal Revenue Code of 1986, as amended, provides for optional employee contributions up to the IRS limitation and discretionary employer matching contributions. We recorded matching contributions of $2.9 million, $2.7 million, and $2.6 million during the years ended December 31, 2005, 2004 and 2003, respectively.
19. Related Party and Certain Other Transactions
Transactions with GKH Entities
     Hanover and GKH Investments, L.P. and GKH Private Limited (collectively “GKH”), were parties to a stockholders agreement that provided, among other things, for GKH’s rights of visitation and inspection and our obligation to provide Rule 144A information to prospective transferees of Hanover common stock held by GKH.
     On December 3, 2002, GKH, as nominee for GKH Private Limited, and GKH Investments, L.P. made a partial distribution of 10.0 million shares of Hanover’s common stock out of a total of 18.3 million shares held by GKH to its limited and general partners. In addition, we received a letter on March 11, 2004 from the administrative trustee of the GKH Liquidating Trust indicating it and one of its affiliates had decided to distribute 5.8 million shares of the remaining 8.3 million shares of Hanover’s common stock owned by the GKH Liquidating Trust (formerly held by GKH Investments, L.P. and GKH Private Limited, collectively “GKH”) and its affiliate to the relevant beneficiaries. We understand that in April 2004 GKH contributed the remaining 2.5 million shares of Hanover’s common stock held by GKH to the settlement fund.
Transactions with Schlumberger Entities
     In August 2001, we purchased POC from Schlumberger Technology Company, Camco International Inc., Schlumberger Surenco, S.A., Schlumberger Oilfield Holdings Limited, Operational Services, Inc.
     On July 8, 2005, we entered into Amendment No. 2 to the Purchase Agreement dated June 28, 2001 by and among Hanover, HCLP, and Schlumberger Technology Corporation (“STC”), for itself and as successor in interest to Camco International Inc., Schlumberger Surenco S.A. (“Surenco”), and Schlumberger Oilfield Holdings Ltd. (“SOHL”). SOHL, STC and Surenco collectively are referred to as “Schlumberger Companies”. Schlumberger Limited (Schlumberger Limited and the Schlumberger Companies, collectively are referred to as “Schlumberger”) owns, directly or indirectly, all of the equity of the Schlumberger Companies. Pursuant to Amendment No. 2, Schlumberger agreed to eliminate its right to designate a Director to serve on Hanover’s Board of Directors in order for Schlumberger to position itself to have maximum flexibility in terms of its ownership of its shares of Hanover’s common stock. Schlumberger previously had the right under the POC purchase agreement, so long as Schlumberger owns at least 5% of Hanover’s common stock and subject to certain restrictions, to nominate one representative to sit on Hanover’s Board of Directors. Schlumberger currently has no representative who sits on Hanover’s Board of Directors.
     As of December 31, 2005, Schlumberger sold all of their Hanover common stock and is no longer considered a related party.
     For the years ended December 31, 2005, 2004, and 2003, Hanover generated revenues of approximately $0.0 million, $0.0 million, and $0.5 million in business dealings with Schlumberger. In addition, Hanover made purchases of equipment and services of approximately $0.5 million, $0.5 million and $0.0 million from Schlumberger during 2005, 2004 and 2003, respectively.
     As part of the purchase agreement entered into with respect to the POC Acquisition, Hanover was required to make a payment of up to $58.0 million plus interest from the proceeds of and due upon the completion of a financing of PIGAP II, a Latin American joint venture acquired by HCLP from Schlumberger (See Note 8). Because the joint venture failed to execute the financing on or before December 31, 2002, Hanover had the right to put its interest in the joint venture back to Schlumberger in exchange for a return of the purchase price allocated to the joint venture, plus the net amount of any capital contributions by us to the joint venture. In January 2003, Hanover gave notice of its intent to exercise its right to put its interest in the joint venture back to Schlumberger. If not exercised, the put right would have expired as of February 1, 2003. In May 2003, Hanover and HCLP agreed with Schlumberger Surenco, an affiliate of Schlumberger, to the modification of the repayment terms of the $58.0 million obligation. The obligation was converted into a non-recourse promissory note with a 6% interest rate compounding semi-annually until maturity in December 2053. In October 2003, the PIGAP II joint venture closed on the project’s financing and distributed approximately $78.5 million to us, of which approximately $59.9 million was used to pay off the PIGAP Note.
     In connection with the POC Acquisition, Hanover issued a $150.0 million subordinated acquisition note to Schlumberger, which was scheduled to mature on December 15, 2005. The terms of this note were renegotiated in May, 2003. (See Note 12.)
     In August 2001, we entered into a five-year strategic alliance with Schlumberger intended to result in the active support of Schlumberger in fulfilling certain of our business objectives. The principal components of the strategic alliance include (1) establishing Hanover and HCLP as Schlumberger’s most favored supplier of compression, natural gas treatment and gas processing equipment worldwide, (2) Schlumberger’s coordination and cooperation in further developing HCLP’s international business by placing our personnel in Schlumberger’s offices in six top international markets and (3) providing HCLP with access to consulting advice and technical assistance in enhancing its field automation capabilities.
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
Other Related Party Transactions
     In connection with the restatements announced by Hanover in 2002, certain present and former officers and directors were named as defendants in putative stockholder class actions, stockholder derivative actions and were involved with the investigation that was conducted by the Staff of the SEC. Pursuant to the indemnification provisions of Hanover’s certificate of incorporation and bylaws, we paid legal fees on behalf of certain employees, and Hanover’s indemnified officers and directors involved in these proceedings. In connection with these proceedings, we advanced, on behalf of indemnified officers and directors, during 2004 and 2003, $0.1 million and $1.2 million, respectively, in the aggregate.
     During 2003, $0.3 million was advanced on behalf of former Hanover director and officer William S. Goldberg; $0.2 million was advanced on behalf of former Hanover director and officer Michael J. McGhan; $0.1 million was advanced on behalf of former Hanover officers Charles D. Erwin and Joe S. Bradford; and $0.5 million was advanced on behalf of various employees of Hanover.
     During 2004, $0.1 million was advanced in total on behalf of former Hanover directors and officers in connection with the proceedings mentioned above.
     On July 30, 2003, HCLP entered into a Membership Interest Redemption Agreement pursuant to which its 10% interest in Energy Transfer Group, LLC (“ETG”) was redeemed, and as a result HCLP withdrew as a member of ETG. In consideration for the surrender of HCLP’s 10% membership interest in ETG, pursuant to a Partnership Interest Purchase Agreement dated as of July 30, 2003, subsidiaries of ETG sold to subsidiaries of the Company their entire 1% interest in Energy Transfer Hanover Ventures, L.P. (“Energy Ventures”). As a result of the transaction, the Company now owns, indirectly, 100% of Energy Ventures. The Company’s 10% interest in ETG was carried on the Company’s books for no value. Ted Collins, Jr., Hanover’s Director, owns 100% of Azalea Partners, which owns approximately 15% of ETG. In 2005, 2004 and 2003, ETG billed HCLP $0.0 million, $0.0 million and $0.5 million for services rendered to reimburse ETG for expenses incurred on behalf of Energy Ventures, respectively. In 2005, 2004 and 2003, we recorded sales of approximately $25.5 million, $7.7 million and $4.1 million, respectively, related to equipment leases and sales to ETG. As of December 31, 2005 and 2004, we had receivable balances due from ETG of $1.1 million and $0.3 million, respectively. In addition, HCLP and ETG are co-owners of a power generation facility in Venezuela. Under the agreement of co-ownership each party is responsible for its obligations as a co-owner. In addition, HCLP is the designated manager of the facility. As manager, HCLP received revenues related to the facility and distributed to ETG its net share of the operating cash flow of $0.5 million, $0.8 million, and $0.5 million during 2005, 2004 and 2003, respectively.
20. Commitments and Contingencies
     Rent expense, excluding lease payments for the leasing transactions described in Note 13, for 2005, 2004 and 2003 was approximately $6.3 million, $6.9 million, and $5.0 million, respectively. Commitments for future minimum rental payments with terms in excess of one year at December 31, 2005 are: 2006 — $3.8 million; 2007 — $2.3 million; 2008 — $1.4 million; 2009 — $0.5 million; 2010 — $0.4 million and $0.1 million thereafter.
     HCLP has issued the following guarantees which are not recorded on our accompanying balance sheet (in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	December 31, 2005
Performance guarantees through letters of credit	2006-2007	$108,598
Standby letters of credit	2006-2007	20,249
Commercial letters of credit	2006	2,741
Bid bonds and performance bonds	2006-2011	123,569

		$255,157

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

		Maximum Potential
		Undiscounted
		Payments as of
	Term	December 31, 2005
Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium	2006	$7,476
El Furrial	2013	32,017
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
     We are involved in a project called the Cawthorne Channel Project in which we operate barge-mounted gas compression and gas processing facilities stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of The Royal/Dutch Group (“Shell”) and Global Gas and Refining Ltd., a Nigerian entity, (“Global”). We have completed the building of the required barge-mounted facilities and the project was declared commercial on November 15, 2005. The contract runs for a ten-year period which commenced when the project was declared commercial, subject to a purchase option that is exercisable for the remainder of the term of the contract. Under the terms of a series of contracts between Global and Hanover, Shell, and several other counterparties, respectively, Global is responsible for the overall project.
     Recently, violence and local unrest have significantly increased in Nigeria. We were notified on February 24, 2006 that as a result of the recent events, Global declared Force Majeure with respect to the Cawthorne Channel Project. We have notified Global that we dispute their declaration of Force Majeure and that we believe it does not relieve Global’s obligations to make monthly rental payments or monthly operations and maintenance fee payments to Hanover under the contract. In light of this notification by Global, as well as the political environment in Nigeria, Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project and other factors, there is no assurance that Global will comply with its obligations under these contracts.
     This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnappings, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks including risks arising from the recent increase in violence and local unrest could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell were to terminate its contract with Global for any reason or if we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. At December 31, 2005, we had an investment of approximately $70.9 million in projects in Nigeria, a substantial majority of which related to the Cawthorne Channel Project (including $13.3 million in advances to and receivables from Global).
21. Other Expense
     For the year ended December 31, 2003, other expenses included $2.9 million in charges primarily recorded to write off certain non-revenue producing assets and to record the settlement of a contractual obligation.

22. Restructuring, Impairment and Other Charges
     Included in the net loss for 2005 were the following pre-tax charges (in thousands):

Debt extinguishment costs	$7,318
Write-off of deferred financing costs (in Depreciation and amortization)	2,500

Total	$9,818

     Included in the net loss for 2004 were the following pre-tax charges (in thousands):

Write-off of deferred financing costs (in Depreciation and amortization)	1,686
Cancellation of interest rate swap (in Interest expense)	2,028

Total	$3,714

     Included in the net loss for 2003 were the following pre-tax charges (in thousands):

Rental fleet asset impairment (in Depreciation and amortization)	$14,334
Cumulative effect of accounting change — FIN 46	133,707
Belleli goodwill impairment (in Goodwill impairment)	35,466
Write-off of deferred financing costs (in Depreciation and amortization)	2,461
Loss on sale/write-down of discontinued operations	21,617

Total	$207,585

     For a further description of these charges see Notes 3, 6, 9, 11 and 15.
23. New Accounting Pronouncements
     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003, the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $11.9 million in sale leaseback obligations that, as of December 31, 2005, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.
     These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of December 31, 2005, the yield rates on the outstanding equity certificates ranged from 12.2% to 12.7%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At December 31, 2005, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
     In October 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” which clarifies the guidance in paragraph 19 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” According to EITF Issue No. 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS No. 131. In November 2004, the Task Force delayed the effective date of this consensus. In 2005, the Task Force agreed the consensus in this Issue should be applied for fiscal years ending after September 15, 2005. The adoption of EITF 04-10 did not have a material effect on the determination of and disclosures relating to our operating segments.
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
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123(R) would be changed to the first annual reporting period that begins after June 15, 2005. The adoption of SFAS 123(R) is not expected to have a significant effect on our financial position or cash flows, but will impact our results of operations. An illustration of the impact on our net income is presented in the “Stock Options and Stock-Based Compensation” section of Note 1 assuming we had applied the fair value recognition provisions of SFAS 123(R) using the Black-Scholes methodology.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our consolidated results of operations, cash flows or financial position.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires uncertainty about the timing or method of settlement of a conditional asset retirement obligation to be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated results of operations, cash flows or financial position.
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
24. Industry Segments and Geographic Information
     We manage our business segments primarily based upon the type of product or service provided. We have six principal industry segments: U.S. Rentals; International Rentals; Parts, Service and Used Equipment; Compressor and Accessory Fabrication; Production and Processing — Belleli; and Production and Processing — Surface Equipment Fabrication. The U.S. and International Rentals segments primarily provide natural gas compression and production and processing equipment rental and maintenance services to meet specific customer requirements on HCLP-owned assets. The Parts, Service and Used Equipment segment provides a full range of services to support the surface production needs of customers from installation and normal maintenance and services to full operation of a customer’s owned assets and surface equipment as well as sales of used equipment. The Compressor and Accessory Fabrication Segment involves the design, fabrication and sale of natural gas compression units and accessories to meet unique customer specifications. The Production and Processing — Surface Equipment Fabrication segment designs, fabricates and sells equipment used in the production and treating of crude oil and natural gas. Production and Processing — Belleli provides engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalinization plants and tank farms. During 2005, we determined that Production and Processing — Belleli became a separate reportable segment from our Production and Processing — Surface Equipment Fabrication reportable segment due to differing long term economic characteristics. We have adjusted prior periods to conform to the 2005 presentation.

     We evaluate the performance of our segments based on segment gross profit. Segment gross profit for each segment includes direct revenues and operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, leasing, interest, foreign currency translation, provision for cost of litigation settlement, goodwill impairment, other expenses and income taxes. Amounts defined as “Other income” include equity in income of non-consolidated affiliates, and corporate related items primarily related to cash management activities. Revenues include sales to external customers. We do not include intersegment sales when we evaluate the performance of our segments. Our chief executive officer does not review asset information by segment.
     No individual customer accounted for more than 10% of our consolidated revenues during any of the periods presented.
     The following tables present sales and other financial information by industry segment and geographic region for the years ended December 31, 2005, 2004 and 2003.

					Production and
				Compressor	Processing
			Parts, service	and	Surface
		International	and used	accessory	equipment
	U.S. rentals	rentals	equipment	fabrication	fabrication	Belleli	Other(1)	Consolidated
				(In thousands of dollars)
2005
Revenues from external customers	$351,128	$232,587	$225,636	$179,954	$179,951	$180,316	$26,057	$1,375,629
Gross profit	211,663	156,075	56,468	23,540	21,957	12,386	26,057	508,146
Total assets	1,423,867	669,421	63,909	70,170	48,880	105,302	484,815	2,866,364
Capital expenditures	61,370	87,858	—	—	123	4,577	1,218	155,146
2004
Revenues from external customers	$341,570	$214,598	$180,321	$158,629	$131,195	$139,089	$23,403	$1,188,805
Gross profit	196,990	150,645	44,392	13,797	13,099	14,934	23,403	457,260
Total assets	1,484,684	616,339	61,078	56,825	45,185	99,964	417,833	2,781,908
Capital expenditures	40,271	36,713	—	—	139	7,768	5,605	90,496
2003
Revenues from external customers	$324,186	$191,301	$164,935	$106,896	$140,753	$119,907	$27,102	$1,075,080
Gross profit	196,761	129,426	41,680	9,974	13,570	12,887	27,102	431,400
Total assets	1,651,222	768,397	60,843	73,897	74,246	70,857	214,015	2,913,477
Capital expenditures	73,007	59,200	24	2,735	1,158	6,342	—	142,466
Geographic Data

	United States	International(2)	Consolidated
	(In thousands of dollars)
2005
Revenues from external customers	$715,109	$660,520	$1,375,629
Property, plant and equipment, net	$1,255,935	$567,165	$1,823,100
2004
Revenues from external customers	$620,191	$568,614	$1,188,805
Property, plant and equipment, net	$1,315,610	$560,738	$1,876,348
2003
Revenues from external customers	$647,176	$427,904	$1,075,080
Property, plant and equipment, net	$1,408,154	$619,500	$2,027,654

(1)	Includes equity in income of non-consolidated affiliates and other income.

(2)	International operations include approximately $131.7 million, $141.6 million and $124.5 million of revenues and $192.9 million, $197.6 million and $217.8 million of property, plant and equipment, net for 2005, 2004 and 2003, respectively, related to operations and investments in Venezuela.
25. Impact of Hurricanes
     Hurricanes Katrina and Rita caused operational disruptions, including the shutdown of our Gulf Coast facilities for a few days, that negatively impacted our financial performance in the third quarter. During the year ended December 31, 2005, we recorded $0.2 million in depreciation expense and $0.6 million of U.S. Rentals repair expense to record the insurance deductibles related to our estimate of the damage done to units impacted by Hurricanes Katrina and Rita.
     We have notified our insurance underwriters of our potential losses and that we will be filing a claim for damages caused by Hurricanes Katrina and Rita, and we have been assigned and have been working with an adjuster for both hurricanes. We are continuing to evaluate and document the damage caused by these two hurricanes. We have expensed our insurance deductibles and we do not believe the remaining impact from repair or replacement of the affected units will be material to our consolidated results of operations, cash flows or financial position.
26. Subsequent Event
     In February 2006, we sold our U.S. amine treating rental assets to Crosstex Energy Services L.P. (“Crosstex”) for approximately $51.5 million which we expect to result in a gain of approximately $27 to $32 million, a portion of which may be deferred into future periods. Our U.S. amine treating rental assets had revenues of approximately $7.6 million in 2005 and net plant, property and equipment and allocated goodwill of approximately $18 million at December 31, 2005. Estimated liabilities and deferred gain associated with the sale were approximately $1 to $5 million. Hanover will lease back from Crosstex one of the facilities sold in this transaction. We also entered into a three-year strategic alliance with Crosstex.

HANOVER COMPRESSION LIMITED PARTNERSHIP
SELECTED QUARTERLY UNAUDITED FINANCIAL DATA
     The table below sets forth selected unaudited financial information for each quarter of the two years:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
		(In thousands)
2005(1):
Revenue	$301,636	$344,792	$369,856	$359,345
Gross profit	116,256	129,433	131,640	130,817
Net income (loss)	376	(4,284)	2,802	(23,899)
2004(2):
Revenue	$269,831	$292,876	$315,811	$310,287
Gross profit	112,941	118,254	116,588	109,477
Net loss	(5,801)	(4,066)	(35)	(25,511)

(1)	During the third quarter of 2005, we recorded a $7.3 million charge for debt extinguishment costs and a $2.5 million write-off of deferred financing costs.

(2)	Amounts reflect reclassifications for discontinued operations. (See Note 3.)

SCHEDULE II
HANOVER COMPRESSION LIMITED PARTNERSHIP
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Deductions		Period
	(In thousands)
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
2005	$7,573	$1,955	$4,777	(1)	$4,751
2004	5,460	2,658	545	(1)	7,573
2003	5,162	4,028	3,730	(1)	5,460
Allowance for obsolete and slow moving inventory deducted from inventories in the balance sheet
2005	$11,699	$148	$50	(2)	$11,797
2004	12,729	1,062	2,092	(2)	11,699
2003	14,211	1,536	3,018	(2)	12,729
Allowance for deferred tax assets not expected to be realized
2005	$39,662	$4,974	$3,036	(3)	$41,600
2004	29,269	23,396	13,003	(3)	39,662
2003	23,371	20,409	14,511	(3)	29,269
Allowance for employee loans
2003	$6,021	$—	$6,021	(4)	$—

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Obsolete inventory written off at cost, net of value received.

(3)	Reflects utilization of tax assets that previously had a valuation allowance.

(4)	During 2003, the notes receivable for loans to employees who were not executive officers were forgiven.

S-1

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Limited Partnership of Hanover Compression Limited Partnership, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (Registration No. 333-75814).

3.2	Certificate of Amendment to Certificate of Limited Partnership of Hanover Compression Limited Partnership, dated as of January 2, 2001, incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (Registration No. 333-75814).

3.3	Certificate of Amendment to Certificate of Limited Partnership of Hanover Compression Limited Partnership, dated as of August 20, 2001, incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 (Registration No. 333-75814).

3.4	Limited Partnership Agreement of Hanover Compression Limited Partnership, dated December 8, 2000, by and among Hanover LLC 3, LLC, a Delaware limited liability company, as general partner, and Hanover Compression Limited Holdings, LLC, a Delaware limited liability company, as limited partner, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.5	Amendment to the Limited Partnership Agreement of Hanover Compression Limited Partnership, dated December 29, 2000, by and among Hanover Compression General Holdings, LLC, a Delaware limited liability company, as general partner, and Hanover Compression Limited Holdings, LLC, a Delaware limited liability company, as limited partner, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.6	Amendment to the Limited Partnership Agreement of Hanover Compression Limited Partnership, dated December 30, 2002, by and among Hanover Compression General Holdings, LLC, a Delaware limited liability company, as general partner, and Hanover HL, LLC, a Delaware limited liability company, as limited partner, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.1	Form of Hanover Compressor Capital Trust 7 1/4% Convertible Preferred Securities, incorporated by reference to Exhibit 4.8 to Hanover’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.

4.2	Indenture for the Convertible Junior Subordinated Debentures due 2029, dated as of December 15, 1999, among Hanover, as issuer, and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.6 to Hanover’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.

4.3	Form of Hanover Compressor Company Convertible Subordinated Junior Debentures due 2029, incorporated by reference to Exhibit 4.9 to Hanover’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.

4.4	Indenture for the 4.75% Convertible Senior Notes due 2008, dated as of March 15, 2001, between Hanover and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.7 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.5	Form of 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 4.8 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.6	Indenture for the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among the 2001A Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.69 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.7	Form of 8.50% Senior Secured Notes due 2008, incorporated by reference to Exhibit 4.10 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.8	Indenture for the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among the 2001B Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.75 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended

Exhibit
Number	Description
September 30, 2001.

4.9	Form of 8.75% Senior Secured Notes due 2011, incorporated by reference to Exhibit 4.12 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.10	Indenture for the Zero Coupon Subordinated Notes due March 31, 2007, dated as of May 14, 2003, between Hanover and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Hanover’s Registration Statement (File No. 333-106384) on Form S-3, as filed with the SEC on June 23, 2003.

4.11	Form of Zero Coupon Subordinated Notes due March 31, 2007, incorporated by reference to Exhibit 4.14 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.12	Senior Indenture, dated as of December 15, 2003, among Hanover, Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Hanover’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.

4.13	First Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 8.625% Senior Notes due 2010, dated as of December 15, 2003, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to Hanover’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.

4.14	Form of 8.625% Senior Notes due 2010, incorporated by reference to Exhibit 4.17 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.15	Second Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 4.75% Convertible Senior Notes due 2014, dated as of December 15, 2003, between Hanover and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.4 to Hanover’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.

4.16	Form of 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.19 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.17	Third Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 9.0% Senior Notes due 2014, dated as of June 1, 2004, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.

4.18	Form of 9% Senior Notes due 2014, incorporated by reference to Exhibit 4.3 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.

10.1	Stipulation and Agreement of Settlement, dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.2	PIGAP Settlement Agreement, dated as of May 14, 2003, by and among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., Hanover and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.2 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.3	Credit Agreement, dated as of November 21, 2005, among Hanover, Hanover Compression Limited Partnership, The Royal Bank of Scotland plc as Syndication Agent, JPMorgan Chase Bank, N.A. as Administrative Agent, and the several lenders parties thereto, incorporated by reference to Exhibit 10.3 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.4	Guarantee and Collateral Agreement, dated as of November 21, 2005, among Hanover, Hanover Compression Limited Partnership and certain of their subsidiaries in favor of JPMorgan Chase Bank, N.A. as Collateral Agent, incorporated by reference to Exhibit 10.4 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.5	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A (the “2001A Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.64 to Hanover’s Quarterly Report on Form

Exhibit
Number	Description
10-Q for the quarter ended September 30, 2001.

10.6	Guarantee, dated as of August 31, 2001, made by Hanover, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.65 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.7	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001A Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.66 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.8	Security Agreement, dated as of August 31, 2001, made by the 2001A Trust in favor of Wilmington Trust FSB as collateral agent, incorporated by reference to Exhibit 10.67 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.9	Assignment of Leases, Rents and Guarantee from the 2001A Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.68 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.10	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001B (the “2001B Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.70 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.11	Guarantee, dated as of August 31, 2001, made by Hanover, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.71 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.12	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001B Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.72 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.13	Security Agreement, dated as of August 31, 2001, made by the 2001B Trust in favor of Wilmington Trust FSB as collateral agent, incorporated by reference to Exhibit 10.73 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.14	Assignment of Leases, Rents and Guarantee from the 2001B Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.74 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.15	Amended and Restated Declaration of Trust of Hanover Compressor Capital Trust, dated as of December 15, 1999, among Hanover, as sponsor, Wilmington Trust Company, as property trustee, and Richard S. Meller, William S. Goldberg and Curtis A. Bedrich, as administrative trustees, incorporated by reference to Exhibit 4.5 to Hanover’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.

10.16	Preferred Securities Guarantee Agreement, dated as of December 15, 1999, between Hanover, as guarantor, and Wilmington Trust Company, as guarantee trustee, incorporated by reference to Exhibit 4.10 to Hanover’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.

10.17	Common Securities Guarantee Agreement, dated as of December 15, 1999, by Hanover, as guarantor, for the benefit of the holders of common securities of Hanover Compressor Capital Trust, incorporated by reference to Exhibit 4.11 to Hanover’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.

10.18	Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., Hanover and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.63 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.19	Schedule 1.2(c) to Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., Camco International Inc., Hanover and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.1 to Hanover’s Current Report on Form 8-K filed with the SEC on February 6, 2003.

Exhibit
Number	Description
10.20	Amendment No. 1, dated as of August 31, 2001, to Purchase Agreement among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., Hanover and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.3 to Hanover’s Current Report on Form 8-K filed with the SEC on September 14, 2001.

10.21	Amendment No. 2, dated as of July 8, 2005 to Purchase Agreement by and among Hanover, Hanover Compression Limited Partnership and Schlumberger Technology Corporation, for itself and as successor in interest to Camco International Inc., Schlumberger Surenco S.A. and Schlumberger Oilfield Holdings Ltd., incorporated by reference to Exhibit 10.1 to Hanover’s Current Report on Form 8-K filed with the SEC on July 13, 2005.

10.22	Most Favored Supplier and Alliance Agreement, dated August 31, 2001, among Schlumberger Oilfield Holdings Limited, Schlumberger Technology Corporation and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.4 to Hanover’s Current Report on Form 8-K filed with the SEC on September 14, 2001.

10.23	Agreement by and among SJMB, L.P., Charles Underbrink, John L. Thompson, Belleli Energy S.r.l. and Hanover Compressor Company and certain of its subsidiaries dated September 20, 2002, incorporated by reference to Exhibit 10.62 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.24	Hanover Compressor Company Stock Compensation Plan, incorporated by reference to Exhibit 10.63 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.††

10.25	Hanover Compressor Company Senior Executive Stock Option Plan, incorporated by reference to Exhibit 10.4 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.26	Hanover Compressor Company 1993 Management Stock Option Plan, incorporated by reference to Exhibit 10.5 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.27	Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.6 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.

10.28	Amendment and Restatement of the Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.7 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.29	Hanover Compressor Company 1995 Employee Stock Option Plan, incorporated by reference to Exhibit 10.8 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.30	Hanover Compressor Company 1995 Management Stock Option Plan, incorporated by reference to Exhibit 10.9 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.31	Form of Stock Option Agreement for DeVille and Mcneil, incorporated by reference to Exhibit 10.70 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.32	Form of Stock Option Agreements for Wind Bros, incorporated by reference to Exhibit 10.71 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.33	Hanover Compressor Company 1996 Employee Stock Option Plan, incorporated by reference to Exhibit 10.10 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.34	Hanover Compressor Company 1997 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.23 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.35	1997 Stock Purchase Plan, incorporated by reference to Exhibit 10.24 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.36	Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.7 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.37	First Amendment to the Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.2 to Hanover’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††

10.38	Hanover Compressor Company December 9, 1998 Stock Option Plan, incorporated by reference to Exhibit 10.33 to

Exhibit
Number	Description
Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.††

10.39	Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 4.1 to Hanover’s Registration Statement (File No. 333-32092) on Form S-8 filed with the SEC on March 10, 2000.††

10.40	First Amendment to the Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 10.3 to Hanover’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††

10.41	Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to Hanover’s Registration Statement (File No. 333-73904) on Form S-8 filed with the SEC on November 21, 2001.††

10.42	First Amendment to the Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to Hanover’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††

10.43	Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to Hanover’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 15, 2003.††

10.44	First Amendment to the Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to Hanover’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††

10.45	Employment Letter with Peter Schreck, dated August 22, 2000, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††

10.46	Employment Letter with Stephen York, dated March 6, 2002, incorporated by reference to Exhibit 10.2 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††

10.47	Promissory Note and Indenture dated April 21, 2004 relating to $6,650,000 payable to Milberg, Weiss, Bershad, Hynes & Lerach LLP as Escrow Agent with respect to the settlement fund as defined in that certain Stipulation and Agreement and Settlement dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.48	Employment Letter with Gary M. Wilson dated April 9, 2004, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.††

10.49	Employment Letter with John E. Jackson dated October 5, 2004, incorporated by reference to Exhibit 10.1 to Hanover’s Current Report on Form 8-K, as filed with the SEC on October 6, 2004.††

10.50	Change of Control and Severance Agreement dated July 29, 2005 between John E. Jackson and Hanover, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.††

10.51	Employment Letter with Lee E. Beckelman dated January 31, 2005, incorporated by reference to Exhibit 10.1 to Hanover’s Current Report on Form 8-K, as filed with the SEC on February 1, 2005.††

10.52	Employment Letter with Anita H. Colglazier dated April 4, 2002 with explanatory note, incorporated by reference to Exhibit 10.61 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2005. ††

10.53	Letter to Brian Matusek regarding employment terms, incorporated by reference to Exhibit 10.1 to Hanover’s Current Report on Form 8-K filed with the SEC on April 18, 2005. ††

10.54	Employment Letter with Norrie Mckay effective as of May 16, 2005, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.††

10.55	Form of Change of Control Agreement dated July 29, 2005 between Hanover and each of Messrs. Lee E. Beckelman, Brian A. Matusek, Gary M. Wilson, Steven W. Muck, Norman A. Mckay, Stephen P. York and Peter G. Schreck and Ms. Anita H. Colglazier, incorporated by reference to Exhibit 10.2 to Hanover’s Quarterly Report on Form 10-Q For the quarter ended June 30, 2005.††

14.1	P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct (the “Code of Ethics”), incorporated by reference to Exhibit 14.1 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit
Number	Description
14.2	Amendment to the Code of Ethics, incorporated by reference to Exhibit 14.1 to Hanover’s Current Report on Form 8-K, as filed with the SEC on January 20, 2005.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Letter from GKH partners regarding wind-up of GKH Investments, L.P. and GKH Private Limited, dated October 15, 2001, incorporated by reference to Exhibit 99.1 to Hanover’s Current Report on Form 8-K filed with the SEC on October 18, 2001.

99.2	Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of Hanover, dated November 12, 2002, incorporated by reference to Exhibit 99.1 to Hanover’s Current Report on Form 8-K filed with the SEC on November 15, 2002.

99.3	Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of Hanover, dated March 11, 2004, incorporated by reference to Exhibit 99.1 to Hanover’s Current Report on Form 8-K filed with the SEC on March 12, 2004.

*	Filed herewith

††	Management contract or compensatory plan or arrangement