Form 10-Q
period 2006-03-31
HANOVER COMPRESSION LP
filed 2006-05-11
CIK 1163675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HANOVER COMPRESSION LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,157	$48,233
Accounts receivable, net of allowance of $4,874 and $4,751	275,890	243,672
Inventory, net	269,312	251,069
Costs and estimated earnings in excess of billings on uncompleted contracts	99,881	99,166
Prepaid taxes	9,866	8,194
Current deferred income taxes	17,010	15,097
Assets held for sale	3,985	2,020
Other current assets	46,136	45,578

Total current assets	771,237	713,029
Property, plant and equipment, net	1,816,690	1,823,100
Goodwill, net	181,226	184,364
Intangible and other assets	52,458	55,130
Investments in non-consolidated affiliates	92,589	90,741
Assets held for sale, non-current	5,485	—

Total assets	$2,919,685	$2,866,364

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Short-term debt	$4,229	$4,080
Current maturities of long-term debt	1,364	1,309
Accounts payable, trade	98,412	92,980
Accrued liabilities	121,426	125,884
Advance billings	124,433	89,513
Liabilities held for sale	878	878
Billings on uncompleted contracts in excess of costs and estimated earnings	31,936	35,126

Total current liabilities	382,678	349,770
Long-term debt	513,218	431,442
Due to general partner	681,381	763,867
Other liabilities	45,432	38,976
Deferred income taxes	88,656	81,358

Total liabilities	1,711,365	1,665,413

Commitments and contingencies (Note 9)
Minority interest	11,991	11,873
Partners’ equity:
Partners’ capital	1,180,768	1,173,864
Accumulated other comprehensive income	15,561	15,214

Total partners’ equity	1,196,329	1,189,078

Total liabilities and partners’ equity	$2,919,685	$2,866,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues and other income:
U.S. rentals	$91,643	$87,154
International rentals	62,506	53,915
Parts, service and used equipment	49,271	33,437
Compressor and accessory fabrication	54,691	32,524
Production and processing equipment fabrication	78,619	89,571
Equity in income of non-consolidated affiliates	5,848	4,574
Gain on sale of business and other income	30,229	461

	372,807	301,636

Expenses:
U.S. rentals	38,091	34,076
International rentals	21,332	17,502
Parts, service and used equipment	41,062	25,060
Compressor and accessory fabrication	46,693	29,617
Production and processing equipment fabrication	68,963	79,125
Selling, general and administrative	48,055	42,158
Foreign currency translation	(1,497)	271
Other	—	119
Debt extinguishment costs	5,902	—
Depreciation and amortization	41,735	45,220
Interest expense	27,767	32,067

	338,103	305,215

Income (loss) from continuing operations before income taxes	34,704	(3,579)
Provision for (benefit from) income taxes	12,655	(4,183)

Income from continuing operations	22,049	604
Loss from discontinued operations, net of tax	(139)	(271)
Gain from sales of discontinued operations, net of tax	47	43

Income before cumulative effect of accounting changes	21,957	376
Cumulative effect of accounting changes, net of tax	370	—

Net income	$22,327	$376

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net income	$22,327	$376
Other comprehensive income (loss):
Change in fair value of derivative financial instruments, net of tax	—	608
Foreign currency translation adjustment	347	(2,962)

Comprehensive income (loss)	$22,674	$(1,978)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$22,327	$376
Adjustments:
Depreciation and amortization	41,735	45,220
Loss from discontinued operations, net of tax	92	228
Cumulative effect of accounting changes, net of tax	(370)	—
Bad debt expense	527	528
Gain on sale of property, plant and equipment	(698)	(375)
Equity in income of non-consolidated affiliates, net of dividends received	(1,848)	7,675
Loss on derivative instruments	—	416
Net realized gain on trading securities	(534)	—
Zero coupon subordinated notes accreted interest paid by refinancing	(86,084)	—
(Gain) loss on remeasurement of intercompany balances	524	(3,518)
Gain on sale of business	(28,368)	—
Stock compensation expense	2,003	1,055
Pay-in-kind interest accreted on zero coupon subordinated notes	6,282	5,526
Sales of (purchases of) trading securities, net	534	—
Deferred income taxes	6,313	(8,433)
Changes in assets and liabilities, excluding business combinations:
Accounts receivable and notes	(31,155)	(3,753)
Inventory	(20,188)	(13,510)
Costs and estimated earnings versus billings on uncompleted contracts	(3,421)	(7,429)
Prepaid and other current assets	(9,363)	(2,528)
Accounts payable and other liabilities	(1,334)	(15,996)
Advance billings	34,605	3,972
Stock-based compensation excess tax benefit	(721)	—
Other	(2,862)	1,659

Net cash provided by (used in) continuing operations	(72,004)	11,113
Net cash used in discontinued operations	(92)	(113)

Net cash provided by (used in) operating activities	(72,096)	11,000

Cash flows from investing activities:
Capital expenditures	(57,765)	(26,222)
Proceeds from sale of property, plant and equipment	4,950	2,153
Proceeds from sale of business	51,500	—

Net cash used in continuing operations	(1,315)	(24,069)
Net cash provided by discontinued operations	—	50

Net cash used in investing activities	(1,315)	(24,019)

Cash flows from financing activities:
Borrowings on revolving credit facilities	110,500	85,500
Repayments on revolving credit facilities	(29,000)	(8,500)
Borrowings from general partner, senior notes due 2013	150,000	—
Payments for debt issue costs	(3,906)	—
Proceeds (repayments) of other debt, net	398	—
Stock-based compensation excess tax benefit	721	—
Repayment to general partner, zero coupon subordinated notes principal	(150,000)	(683)
Partners’ distribution, net	(4,358)	(5,588)
Payments of 2000B equipment lease obligations	—	(57,589)

Net cash provided by continuing operations	74,355	13,140
Net cash used in discontinued operations	—	—

Net cash provided by financing activities	74,355	13,140

Effect of exchange rate changes on cash and equivalents	(20)	(610)

Net increase (decrease) in cash and cash equivalents	924	(489)
Cash and cash equivalents at beginning of period	48,233	38,076

Cash and cash equivalents at end of period	$49,157	$37,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

HANOVER COMPRESSION LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Hanover Compression Limited Partnership (“HCLP”, “we”, “us”, “our” or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted. It is the opinion of our management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of HCLP for the periods indicated. The financial statement information included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. These interim results are not necessarily indicative of results for a full year.
Reclassifications
Certain amounts in the prior period’s financial statements have been reclassified to conform to the 2006 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.
2. STOCK OPTIONS AND STOCK-BASED COMPENSATION
We are an indirect wholly-owned subsidiary of Hanover Compressor Company (“Hanover”). Certain of our employees participate in stock incentive plans that provide for the granting of options to purchase shares of Hanover common stock and grants of Hanover restricted common stock.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and generally requires instead that such transactions be accounted for using a fair value based method. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123(R) would be changed to the first annual reporting period that begins after June 15, 2005. We adopted the provisions of SFAS 123(R) on January 1, 2006.
Prior to January 1, 2006, we measured compensation expense for stock-based employee compensation plans using the intrinsic value method, which follows the recognition and measurement principles of APB No. 25, as permitted by FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value, and (b) compensation cost for any share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value. In accordance with the modified prospective transition method, results for prior periods have not been restated. For the quarter ended March 31, 2006 and 2005, stock-based compensation expense of

$2.0 million and $1.1 million, respectively, was recognized and included in the accompanying unaudited Condensed Consolidated Statements of Operations. The total income tax benefit recognized for share-based compensation arrangements was $0.5 million and zero for the quarters ended March 31, 2006 and 2005, respectively.
On January 1, 2006, we recorded the cumulative effect of the change in accounting related to our adoption of SFAS 123(R) of $0.4 million (net of tax of $0) which relates to the requirement to estimate forfeitures on restricted stock awards.
Prior to the adoption of SFAS 123(R), we recorded an entry to other assets and contributed capital within partners’ equity when Hanover’s restricted stock was granted to HCLP employees. Due to the adoption of SFAS 123(R) on January 1, 2006, we reversed $13.2 million from partners’ equity and other assets related to unearned compensation.
Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of Hanover’s stock options as operating cash flows in our Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were $0.7 million of excess tax benefits classified as a financing cash inflow in the accompanying Consolidated Statement of Cash Flows as of March 31, 2006 that would have been classified as an operating cash inflow before we had adopted SFAS 123(R).
As of January 1, 2006, we adopted SFAS 123(R) thereby eliminating pro forma disclosure for periods following such adoption. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option valuation model and amortized to expense over the options’ vesting periods. Had we used the fair value based accounting method for stock-based compensation expense described by SFAS 123(R) for the quarter ended March 31, 2005, our net loss for the quarter ended March 31, 2005 would have been as set forth in the table below ($ in thousands).

Three Months Ended
March 31, 2005
Net income, before stock-based compensation for employees, prior period	$376
Add: Stock-based compensation expense for employees previously determined under intrinsic value method, net of tax effect	1,055
Deduct: Stock-based compensation expense for employees determined under the fair value based method, net of tax effect	(1,696)

Net loss, after effect of stock-based compensation for employees	$(265)

Incentive Plans
Hanover has employee stock incentive plans that provide for the granting of restricted stock and options to purchase common shares to HCLP employees. At March 31, 2006, approximately 1.3 million shares were available for grant in future periods under Hanover’s employee stock incentive plans. The stock incentive plans provide for various long-term incentive awards, which include stock options, performance shares and restricted stock awards. A description of these long-term stock-based incentive awards and related activity within each is provided below.
Stock Options
Prior to the adoption of SFAS 123(R), and in accordance with APB No. 25, no stock-based compensation cost was reflected in net income for grants of stock options to employees because Hanover granted stock options with an exercise price equal to the fair market value of the stock on the date of grant. Options granted typically vest over a three to four year period and are exercisable over a ten-year period. For footnote disclosures under SFAS 123, the fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.
No stock options were granted after January 1, 2006 following the adoption of SFAS 123(R). For future stock option grants, the fair value of each stock option award will be estimated using the Black-Scholes valuation model and will follow the provisions of SFAS 123(R). The Company will use historical data and other pertinent information to estimate the expected volatility for the term of new options and the outstanding period of the option. The risk free interest rate will be based on the U.S. Treasury yield curve in effect at the time of grant.
Prior to the adoption of SFAS 123(R), the fair value of an option was amortized to expense in pro forma footnote disclosures. Upon the adoption of SFAS 123(R), unvested options granted prior to the date of adoption will be amortized to expense ratably over the remaining vesting period. For options granted after the date of adoption, the fair value will be amortized to expense ratably over the vesting period.
The following is a summary of stock option activity for the quarter ended March 31, 2006 (in thousands, except per share data and years):

			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Shares	Price per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2005	3,021	$11.77
Granted	—	$—
Exercised	(190)	$9.36
Forfeited	(51)	$11.91

Outstanding at March 31, 2006	2,780	$11.92	5.2	$18,613

Exercisable at March 31, 2006	1,907	$11.83	3.9	$12,950

The following table summarizes significant ranges of stock options outstanding and exercisable as March 31, 2006 (in thousands, except per share data and years):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of exercise prices	Shares	Life (in years)	Price	Shares	Price
$5.01-7.50	18	0.1	$5.70	18	$5.70
$7.51-10.00	1,032	2.7	$9.76	981	$9.76
$10.01-12.50	1,010	7.6	$11.75	338	$11.71
$12.51-15.00	586	5.7	$14.45	438	$14.45
$15.01-17.50	75	6.0	$17.25	75	$17.25
$17.51-20.00	21	5.9	$18.95	19	$18.95
$22.51-25.00	38	5.5	$25.00	38	$25.00

	2,780			1,907

A summary of the status of unvested stock options granted to HCLP employees as of March 31, 2006 and changes during the quarter ended March 31, 2006 is presented below (shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested stock options:
Unvested at December 31, 2005	914	$5.31
Granted	—	$—
Vested	(2)	$5.45
Forfeited	(39)	$5.27

Unvested at March 31, 2006	873	$5.31
As of March 31, 2006, there was approximately $2.6 million of unrecognized compensation cost related to unvested options. Such cost is expected to be recognized over a weighted-average period of 1.6 years. Total compensation expense for stock options was $0.6 million for the quarter ended March 31, 2006. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $1.3 million.

Restricted Stock Awards
For grants of Hanover’s restricted stock, we recognize compensation expense over the vesting period equal to the fair value of the restricted stock at the date of grant. No restricted stock awards were granted in the quarter ended March 31, 2006. The weighted-average fair value of restricted stock awards granted during the quarter ended March 31, 2005 was $12.92.
For restricted stock that vests based on performance, we record an estimate of the compensation expense to be expensed over three years related to these restricted stock grants. The compensation expense recognized in our statements of operations is adjusted for changes in our estimate of the number of performance stock that will vest. After the adoption of SFAS 123(R), performance stock awards will be expensed based on the original grant date value of the awards. No performance stock awards were granted during the quarter ended March 31, 2006 or 2005.
A summary of the status of unvested restricted stock awards (including performance stock) granted to HCLP employees as of March 31, 2006 and changes during the quarter ended March 31, 2006 are presented below (shares in thousands):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock awards:
Unvested at December 31, 2005	1,280	$11.80
Granted	—	$—
Vested	(4)	$12.74
Forfeited	(64)	$11.60
Change in expected vesting of performance awards	8	$11.39

Unvested at March 31, 2006	1,220	$11.81
As of March 31, 2006, there was approximately $9.6 million of total unrecognized compensation cost related to unvested restricted stock awards (including performance shares). Such cost is expected to be recognized over a weighted-average period of 1.7 years. Total compensation expense for restricted stock awards was $1.4 million and $1.1 million for the quarters ended March 31, 2006 and 2005, respectively. The total fair value of restricted stock awards vested in the first quarter of 2006 was $0.1 million.
3. INVENTORY
Inventory, net of reserves, consisted of the following amounts (in thousands):

	March 31,	December 31,
	2006	2005
Parts and supplies	$139,850	$135,310
Work in progress	118,808	105,405
Finished goods	10,654	10,354

	$269,312	$251,069

As of March 31, 2006 and December 31, 2005, we had inventory reserves of approximately $12.0 million and $11.8 million, respectively.

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Compression equipment, facilities and other rental assets	$2,457,864	$2,441,119
Land and buildings	87,861	87,604
Transportation and shop equipment	74,236	77,507
Other	53,042	53,824

	2,673,003	2,660,054
Accumulated depreciation	(856,313)	(836,954)

	$1,816,690	$1,823,100

As of March 31, 2006, the compression assets owned by entities that lease equipment to us but, pursuant to our adoption of FIN 46, are included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $346.7 million, including improvements made to these assets after the sale leaseback transactions.
5. INVESTMENTS IN NON-CONSOLIDATED AFFILIATES
Investments in affiliates that are not controlled by HCLP but where we have the ability to exercise significant influence over the operations are accounted for using the equity method. Our share of net income or losses of these affiliates is reflected in the Consolidated Statements of Operations as Equity in income of non-consolidated affiliates. Our primary equity method investments are comprised of entities that own, operate, service and maintain compression and other related facilities.
Our ownership interest and location of each equity method investee at March 31, 2006 is as follows:

	Ownership
	Interest	Location	Type of Business
PIGAP II	30.0%	Venezuela	Gas Compression Plant
El Furrial	33.3%	Venezuela	Gas Compression Plant
Simco/Harwat Consortium	35.5%	Venezuela	Water Injection Plant
Summarized earnings information for these entities for the quarter ended March 31, 2006 and 2005 follows (on a 100% basis, in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues	$48,580	$45,547
Operating income	25,549	21,958
Net income	19,209	14,886
6. DEBT
Short-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Belleli—factored receivables	$1,331	$1,129
Belleli—revolving credit facility	2,898	2,951

Short-term debt	$4,229	$4,080

Belleli’s factoring arrangements are typically short term in nature and bore interest at a weighted average rate of 3.0% at March 31, 2006 and December 31, 2005, respectively. Belleli’s revolving credit facilities bore interest at a weighted average rate of 4.0% and 3.9% at March 31, 2006 and December 31, 2005, respectively. These revolving credit facilities are callable during 2006.

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Bank credit facility due November 2010	$129,500	$48,000
2001A equipment lease notes, interest at 8.5%, due September 2008	133,000	133,000
2001B equipment lease notes, interest at 8.75%, due September 2011	250,000	250,000
Other, interest at various rates, collateralized by equipment and other assets, net of unamortized discount	2,082	1,751

	514,582	432,751
Less—current maturities	(1,364)	(1,309)

Long-term debt	$513,218	$431,442

As of March 31, 2006, we had $129.5 million in outstanding borrowings under our bank credit facility. Outstanding amounts under our bank credit facilities bore interest at a weighted average rate of 6.6% and 6.1% at March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, we also had approximately $132.8 million in letters of credit outstanding under our bank credit facility. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $450 million credit limit, plus, in addition to certain other indebtedness, an additional (a) $50 million in unsecured indebtedness, (b) $100 million of indebtedness of international subsidiaries and (c) $35 million of secured purchase money indebtedness. Additional borrowings of up to $187.7 million were available under that facility as of March 31, 2006.
As of March 31, 2006, HCLP and Hanover were in compliance with all covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. A default under our bank credit facility or a default under certain of the various indentures and agreements would in some situations trigger cross-default provisions under our bank credit facility or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations.
While all of the agreements related to our long-term debt do not contain the same financial covenants, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, Hanover’s 8.625% Senior Notes due 2010, Hanover’s 7 1/2% Senior Notes due 2013 and Hanover’s 9% Senior Notes due 2014 permit us at a minimum, (1) to incur indebtedness, at any time, of up to $400 million under our bank credit facility, plus an additional $75 million in unsecured indebtedness, (2) to incur additional indebtedness so long as, after incurring such indebtedness, Hanover’s ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or Hanover’s “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereof and (3) to incur certain purchase money and similar obligations. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, Hanover’s 8.625% Senior Notes due 2010, Hanover’s 7 1/2% Senior Notes due 2013 and Hanover’s 9% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of March 31, 2006, Hanover’s coverage ratio exceeded 2.25 to 1.0, and therefore as of such date it would allow us to incur a limited amount of indebtedness in addition to our bank credit facility and the additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness allowed by such bank credit facility.

7. DUE TO GENERAL PARTNER
We have entered into promissory notes in favor of our general partner. Under these notes, we promised to pay to the order of our general partner: (a) such amounts as are equal to the amounts which are due by Hanover to the holders of Hanover’s $200 million 8.625% Senior Notes due 2010 (the “8.625% Senior Notes”) and all costs incurred by Hanover in connection with the issuance of the 8.625% Senior Notes or any amendment or modification thereof, (b) such amounts as are equal to the amounts which are due by Hanover, excluding the conversion features, to the holders of Hanover’s $143.8 million 4.75% Convertible Senior Notes due 2014 (the “4.75% Convertible Notes”) and all costs incurred by Hanover in connection with the issuance of the 4.75% Convertible Notes or any amendment or modification thereof, (c) such amounts as are equal to the amounts which are due by Hanover to the holders of Hanover’s $200 million 9.0% Senior Notes due 2014 (the “9.0% Senior Notes”) and all costs incurred by Hanover in connection with the issuance of the 9.0% Senior Notes or any amendment or modification thereof, and (d) such amounts as are equal to the amounts which are due by Hanover to the holders of Hanover’s $150 million 7.5% Senior Notes due 2013 (the “7.5% Senior Notes”) and all costs incurred by Hanover in connection with the issuance of the 7.5% Senior Notes or any amendment or modification thereof. The notes described in (a) and (b) above are dated December 15, 2003, the note described in (c) above is dated June 1, 2004 and the note described in (d) above is dated March 31, 2006. Such amounts are due by HCLP to its general partner at the same time or times as such amounts must be paid by Hanover. Our general partner has also entered into promissory notes in favor of Hanover with the same general terms as the obligations which we have to our general partner under the notes described in (a), (b), (c) and (d) above. The promissory note to our general partner that had the same general terms as Hanover’s 11% Zero Coupon Subordinated Notes was cancelled in March 2006 in connection with the repayment of the note using proceeds from our bank credit facility and the $150 million 7.5% Senior Note due 2013 to our general partner.
Obligations to our general partner that have the same general terms as the Hanover notes payable consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
4.75% senior notes due 2014	$143,750	$143,750
8.625% senior notes due 2010	200,000	200,000
9.0% senior notes due 2014	200,000	200,000
11% zero coupon subordinated notes due March 2007	—	229,803
7.5% senior notes due 2013	150,000	—
Fair value adjustment — fixed to floating interest rate swaps	(12,369)	(9,686)

	$681,381	$763,867

7 1/2% Senior Notes due 2013
In March 2006, Hanover completed a public offering of $150 million aggregate principal amount of 7 1/2% Senior Notes due 2013. Hanover used the net proceeds from the offering of $146.6 million, together with borrowings under our bank credit facility, to redeem its 11% Zero Coupon Subordinated Notes due March 31, 2007. In connection with the redemption, we expensed $5.9 million related to the call premium. Hanover paid approximately $242 million to redeem its 11% Zero Coupon Subordinated Notes, including the call premium. The offering and sale of the 2013 Senior Notes were made pursuant to an automatic shelf registration statement on Form S-3 filed with the Securities and Exchange Commission. Hanover may redeem up to 35% of its 2013 Senior Notes using the proceeds of certain equity offerings completed before April 15, 2009 at a redemption price of 107.5% of the principal amount, plus accrued and unpaid interest to the redemption date. In addition, Hanover may redeem some or all of the 2013 Senior Notes at any time on or after April 15, 2010 at certain redemption prices together with accrued interest, if any, to the date of redemption.
The 2013 Senior Notes are general unsecured senior obligations of Hanover and rank equally in right of payment with all of its other senior debt. The 2013 Senior Notes are effectively subordinated to all existing and future liabilities of Hanover’s subsidiaries that do not guarantee the 2013 Senior Notes. The 2013 Senior Notes are guaranteed on a senior subordinated basis by us. The 2013 Senior Notes rank equally in right of payment with Hanover’s 2010 Senior Notes and 2014 Senior Notes and the guarantee of the 2013 Senior Notes by HCLP ranks equally in right of payment with the guarantee of the 2010 Senior Notes and 2014 Senior Notes by HCLP. The indenture under which the 2013 Senior Notes were issued contains various financial covenants which limit, among other things, Hanover and HCLP’s ability to incur additional indebtedness or sell assets.
8. ACCOUNTING FOR DERIVATIVES
We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt and leasing obligations. Our primary objective is to reduce our overall cost of borrowing by managing the fixed and floating interest rate mix of our debt portfolio. We do not use derivative financial instruments for trading or other speculative purposes. Cash flow from hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.
In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our note to our general partner that has the same general terms as Hanover’s 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. For derivative instruments designated as fair value hedges, the gain or loss is recognized in earnings in the period of change together with the gain or loss on the hedged item attributable to the risk being hedged. The following table summarizes, by individual hedge instrument, these interest rate swaps as of March 31, 2006 (dollars in thousands):

				Fair Value of
				Swap at
		Fixed Rate to	Notional	March 31,
Floating Rate to be Paid	Maturity Date	Received	Amount	2006
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(6,306)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(6,063)
As of March 31, 2006, a total of approximately $2.0 million in accrued liabilities, $10.4 million in long-term liabilities and a $12.4 million reduction of debt due to our general partner was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, which is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of March 31, 2006, we estimated that the effective rate for the six-month period ending in June 2006 would be approximately 10.0%.
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
9. COMMITMENTS AND CONTINGENCIES
HCLP has issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	March 31, 2006
Performance guarantees through letters of credit	2006-2010	$122,872
Standby letters of credit	2006-2007	20,350
Commercial letters of credit	2006	2,269
Bid bonds and performance bonds	2006-2011	124,130

		$269,621

We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties. In addition, in December 2003, June 2004 and March 2006, Hanover issued

$200.0 million aggregate principal amount of its 8.625% Senior Notes, issued $200.0 million aggregate principal amount of its 9.0% Senior Notes, issued $150.0 million aggregate principal amount of its 7 1/2% Senior Notes, respectively, which we fully and unconditionally guaranteed on a senior subordinated basis.
Hanover has guaranteed the amount included below (dollars in thousands) which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate. If these guarantees by Hanover are ever called, we may have to advance funds to Hanover to cover its obligation under these guarantees.

		Maximum Potential
		Undiscounted
		Payments as of
	Term	March 31, 2006
Indebtedness of non-consolidated affiliates:
Simco/Harwat Consortium	2006	$7,571
El Furrial	2013	31,001
As part of the Production Operators Corporations (“POC”) acquisition purchase price, Hanover may be required to make, and we may have to fund, a contingent payment to Schlumberger based on the realization of certain tax benefits by Hanover and its affiliates through 2016. To date Hanover and its affiliates have not realized any of such tax benefits or made any payments to Schlumberger in connection with them.
We are substantially self-insured for worker’s compensation, employer’s liability, auto liability, general liability, property damage/loss, and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses are estimated and accrued based upon known facts, historical trends and industry averages.
We are involved in a project called the Cawthorne Channel Project in which we operate barge-mounted gas compression and gas processing facilities stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of The Royal/ Dutch Group (“Shell”) and Global Gas and Refining Ltd., a Nigerian entity, (“Global”). We completed the building of the required barge-mounted facilities and the project was declared commercial on November 15, 2005. The contract runs for a ten-year period which commenced when the project was declared commercial, subject to a purchase option that is exercisable for the remainder of the term of the contract. Under the terms of a series of contracts between Global and Hanover, Shell, and several other counterparties, respectively, Global is responsible for the overall project.
In the first quarter of 2006, violence and local unrest significantly increased in Nigeria. We were notified on February 24, 2006 that as a result of the recent events, Global declared Force Majeure with respect to the Cawthorne Channel Project. We have notified Global that we dispute their declaration of Force Majeure and that we believe it does not relieve Global’s obligations to make monthly rental payments or monthly operations and maintenance fee payments to Hanover under the contract. Due to the uncertainty about the ultimate collection, we did not recognize approximately $1.2 million in revenues for March 2006 rents. We are in the process of bringing the Cawthorne Channel Project back online. In light of this notification by Global, as well as the political environment in Nigeria, Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project and other factors, there is no assurance that Global will comply with its obligations under these contracts.
This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks including risks arising from the recent increase in violence and local unrest could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell were to terminate its contract with Global for any reason or if we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. At March 31, 2006, we had an investment of approximately $69.7 million in projects in Nigeria, the majority of which is related to the Cawthorne Channel Project (including $11.1 million in advances to and receivables from Global).
In the ordinary course of business we are involved in various other pending or threatened legal actions, including environmental matters. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
10. NEW ACCOUNTING PRONOUNCEMENTS
In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003, the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $11.9 million in sale leaseback obligations that, as of March 31, 2006, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.
These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of March 31, 2006, the yield rates on the outstanding equity certificates ranged from 12.8% to 13.2%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At March 31, 2006, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on our consolidated results of operations, cash flows or financial position.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123(R) would be changed to the first annual reporting period that begins after June 15, 2005. The adoption of SFAS 123(R) did not have a material impact on our financial position or cash flows, but impacted our results of operations. See Note 2 for a discussion of the impact of the adoption of SFAS 123(R).
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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application for reporting a change in accounting principle in the absence of explicit transition requirements specific to newly adopted accounting principles, unless impracticable. Corrections of errors will continue to be reported under SFAS 154 by restating prior periods as of the beginning of the first period presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated results of operations, cash flows or financial position.
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluation the provisions of SFAS 155 and do not believe that our adoption will have a material impact on our consolidated results of operations, cash flows or financial position.
11. RELATED PARTY TRANSACTIONS
Ted Collins, Jr., one of Hanover’s Directors, owns 100% of Azalea Partners, which owns approximately 15% of Energy Transfer Group, LLC (“ETG”). In the first quarter of 2006, we entered into an agreement to be ETG’s exclusive manufacturer of Dual Drive compressors and to provide marketing services for ETG. For the quarter ended March 31, 2006 and 2005, we recorded revenue of approximately $11.4 million and $2.2 million, respectively, related to sales to ETG. As of March 31, 2006 and December 31, 2005, we had receivable balances due from ETG of $5.5 million and $1.1 million, respectively. In addition, HCLP and ETG are co-owners of a power generation facility in Venezuela. Under the agreement of co-ownership each party is responsible for its obligations as a co-owner. In addition, HCLP is the designated manager of the facility. As manager, HCLP received revenues related to the facility and distributed to ETG its net share of the operating cash flow of $0.5 million, and $0.3 million for the quarter ended March 31, 2006 and 2005, respectively.
12. REPORTABLE SEGMENTS
We manage our business segments primarily based upon the type of product or service provided. We have six principal industry segments: U.S. Rentals; International Rentals; Parts, Service and Used Equipment; Compressor and Accessory Fabrication; Production and Processing — Belleli; and Production and Processing — Surface Equipment Fabrication. The U.S. and International Rentals segments primarily provide natural gas compression and production and processing equipment rental and maintenance services to meet specific customer requirements on HCLP-owned assets. The Parts, Service and Used Equipment segment provides a full range of services to support the surface production needs of customers from installation and normal maintenance and services to full operation of a customer’s owned assets and surface equipment as well as sales of used equipment. The Compressor and Accessory Fabrication Segment involves the design, fabrication and sale of natural gas compression units and accessories to meet unique customer specifications. The Production and Processing — Surface Equipment Fabrication segment designs, fabricates and sells equipment used in the production and treating of crude oil and natural gas. Production and Processing — Belleli provides engineering, procurement and construction services primarily related to the manufacturing of heavy wall reactors for refineries and construction of desalinization plants and tank farms. During 2005, we determined that Production and Processing — Belleli should become a separate reportable segment from our Production and Processing — Surface Equipment Fabrication reportable segment due to differing long term economic characteristics. We have adjusted prior periods to conform to the current presentation.
We evaluate the performance of our segments based on segment gross profit. Segment gross profit for each segment includes direct revenues and operating expenses. Costs excluded from segment gross profit include selling, general and administrative, depreciation and amortization, interest, foreign currency translation, provision for cost of litigation settlement, goodwill impairment, other expenses and income taxes. Amounts defined as “Other income” include equity in income of non-consolidated affiliates, gain on sales of a business and corporate related items primarily related to cash management activities. Revenues include sales to external customers. We do not include intersegment sales when we evaluate the performance of our segments. Our chief executive officer does not review asset information by segment.
The following tables present sales and other financial information by industry segment for the three months ended March 31, 2006 and 2005.

					Production and
			Part,	Compressor	Processing
			service and	and	Surface
	U.S.	International	used	accessory	equipment		Other
	Rental	rentals	equipment	fabrication	fabrication	Belleli	income	Total
				(in thousands)
March 31, 2006:
Revenue from external customers	$91,643	$62,506	$49,271	$54,691	$36,348	$42,271	$36,077	$372,807
Gross profit	53,552	41,174	8,209	7,998	5,884	3,772	36,077	156,666
March 31, 2005:
Revenue from external customers	$87,154	$53,915	$33,437	$32,524	$45,136	$44,435	$5,035	$301,636
Gross profit	53,078	36,413	8,377	2,907	6,673	3,773	5,035	116,256
13. ASSETS HELD FOR SALE AND DISPOSITIONS
In February 2006, we sold our U.S. amine treating rental assets to Crosstex Energy Services L.P. (“Crosstex”) for approximately $51.5 million and recorded a gain of $28.4 million. Our U.S. amine treating rental assets had revenues of approximately $7.6 million in 2005. Because we leased back from Crosstex one of the facilities sold in this transaction, approximately $3.3 million of additional gain has been deferred into future periods. We also entered into a three-year strategic alliance with Crosstex. The disposal of these assets did not meet the criteria established for recognition as discontinued operations under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”).
During the first quarter of 2006, Hanover’s Board of Directors approved management’s plan to dispose of the assets used in our manufacturing plant in Canada, which was part of our production and processing- surface equipment fabrication segment. These assets were disposed of as part of management’s plan to improve overall operating efficiency in this line of business. These assets were sold in May 2006. The assets were classified as assets held for sale as of March 31, 2006 and the disposal of these assets did not meet the criteria established for recognition as discontinued operations under SFAS 144.
During the fourth quarter of 2002, Hanover’s Board of Directors approved management’s plan to dispose of our non-oilfield power generation projects, which were part of our U.S. rental business, and certain used equipment businesses, which were part of our parts and service business. These disposals meet the criteria established for recognition as discontinued operations under SFAS 144. SFAS 144 specifically requires that such amounts must represent a component of a business comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. These businesses are reflected as discontinued operations in our consolidated statements of operations.
Due to changes in market conditions, we have made valuation adjustments and the disposal plan for a small piece of our original non-oilfield power generation business was not completed as of March 31, 2006. We are continuing to actively market these assets. As a result of our consolidation efforts during 2003, we reclassified certain closed facilities to assets held for sale. The remaining assets are expected to be sold within the next three to six months and the assets and liabilities are reflected as held-for-sale on our condensed consolidated balance sheet.

Summary of operating results of the discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Revenues and other:
U.S. rentals	$15	$3

	15	3

Expenses:
U.S. rentals	72	164
Selling, general and administrative	82	104
Foreign currency translation	—	5
Other	—	1

	154	274

Loss from discontinued operations before income taxes	(139)	(271)
Provision for income taxes	—	—

Loss from discontinued operations	$(139)	$(271)

     Summary balance sheet data for assets held for sale as of March 31, 2006 (in thousands):

		Production
	Non-	& Processing
	Oilfield	Surface
	Power	Equipment
	Generation	Fabrication	Total
Current assets	$2,020	$1,965	$3,985
Property, plant and equipment	—	5,485	5,485

Assets held for sale	2,020	7,450	9,470
Current liabilities	878	—	878

Liabilities held for sale	878	—	878

Net assets held for sale	$1,142	$7,450	$8,592

     Summary balance sheet data for assets held for sale as of December 31, 2005 (in thousands):

		Production
	Non-	& Processing
	Oilfield	Surface
	Power	Equipment
	Generation	Fabrication	Total
Current assets	$2,020	$—	$2,020
Property, plant and equipment	—	—	—

Assets held for sale	2,020	—	2,020
Current liabilities	878	—	878

Liabilities held for sale	878	—	878

Net assets held for sale	$1,142	$—	$1,142

14. INCOME TAXES
During the first quarter of 2006, we recorded a net tax provision of $12.7 million compared to a tax benefit of $4.2 million for the first quarter of 2005. Our effective tax rate for the first quarter of 2006 was 36%, compared to 117% for the first quarter of 2005. The change in the effective tax rate was primarily due to the change in the weight of our U.S. income (loss), including the gain on the sale of our U.S. amine treating business that was recorded in the first quarter of 2006 and tax expense of approximately $1.2 million resulting from an expected Canadian dividend, compared to total income (loss).
Due to our cumulative U.S. tax losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future. We will be required to record additional valuation allowances if these U.S. deferred tax assets increase and the “more likely than not” criteria of SFAS 109 is not met. In addition, we have recorded valuation allowances for certain international jurisdictions. If we are required to record additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate.

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
Other factors in addition to those described in this Form 10-Q could also affect our actual results. You should carefully consider the risks and uncertainties described above and those described in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in evaluating our forward-looking statements.
You should not unduly rely on these forward-looking statements, which speak only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in our Annual Report on Form 10-K for the year ended December 31, 2005 and the reports we file from time to time with the SEC after the date of this Form 10-Q. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
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
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005
Overview
Our revenue and other income in the first quarter 2006 was $372.8 million compared to first quarter of 2005 revenue and other income of $301.6 million. Net income for the first quarter of 2006 was $22.3 million compared with net income of $0.4 million in the first quarter of 2005.
In February 2006, we sold our U.S. amine treating rental assets to Crosstex Energy Services L.P. (“Crosstex”) for approximately $51.5 million and recorded a gain of $28.4 million. Our U.S. amine treating rental assets had revenues of approximately $7.6 million in 2005. Because we leased back from Crosstex one of the facilities sold in this transaction, approximately $3.3 million of additional gain has been deferred into future periods. We also entered into a three-year strategic alliance with Crosstex.
Total compression horsepower at March 31, 2006 was approximately 3,311,000, consisting of approximately 2,423,000 horsepower in the United States and approximately 888,000 horsepower internationally.
At March 31, 2006, our total third-party fabrication backlog was approximately $660.4 million compared to approximately $373.1 million at December 31, 2005 and $270.5 million at March 31, 2005. The compressor and accessory fabrication backlog was approximately $200.5 million at March 31, 2006, compared to approximately $85.4 million at December 31, 2005, and $63.9 million at March 31, 2005. The backlog for production and processing fabrication was approximately $459.9 million at March 31, 2006 compared to approximately $287.7 million at December 31, 2005, and $206.6 million at March 31, 2005.
Industry Conditions
The North American rig count increased by 26% to 2,171 at March 31, 2006 from 1,726 at March 31, 2005, and the twelve-month rolling average North American rig count increased by 21% to 1,934 at March 31, 2006 from 1,597 at March 31, 2005. In addition, the twelve-month rolling average New York Mercantile Exchange wellhead natural gas price increased to $9.29 per MMBtu at March 31, 2006 from $6.28 per MMBtu at March 31, 2005. Despite the increase in natural gas prices and the recent increase in the rig count, U.S. natural gas production levels have not significantly changed. Recently, we have not experienced any significant growth in U.S. rentals of equipment, which we believe is primarily the result of (i) the lack of immediate availability of compression equipment in the configuration currently in demand by our customers, (ii) increases in purchases of compression equipment by oil and gas companies that have available capital and (iii) the lack of a significant increase in U.S. natural gas production levels. However, improved market conditions have led to improved pricing and demand for equipment in the U.S. market.
Tax Position
Due to our cumulative U.S. losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future. We will be required to record additional valuation allowances if these U.S. deferred tax assets increase and the “more likely than not” criteria of SFAS 109 is not met. In addition, we have recorded valuation allowances for certain international jurisdictions. If we are required to record additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the statutory rate.
Summary of Business Line Results
U.S. Rentals
(in thousands)

	Three Months Ended
	March 31,		Increase
	2006	2005	(Decrease)
Revenue	$91,643	$87,154	5%
Operating expense	38,091	34,076	12%

Gross profit	$53,552	$53,078	1%
Gross margin	58%	61%	(3)%
U.S. rental revenue increased during the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005, due primarily to improvement in market conditions that has led to an improvement in pricing. Gross margin for the quarter ended March 31, 2006 decreased compared to quarter ended March 31, 2005, primarily due to price increases that were offset by expenses of approximately $1.4 million related to our program to refurbish approximately 200,000 horsepower of idle U.S. compression equipment and the impact of recording increased incentive compensation expenses of approximately $0.7 million related to the adoption of SFAS 123(R).

International Rentals
(in thousands)

	Three Months Ended
	March 31,		Increase
	2006	2005	(Decrease)
Revenue	$62,506	$53,915	16%
Operating expense	21,332	17,502	22%

Gross profit	$41,174	$36,413	13%
Gross margin	66%	68%	(2)%
During the first quarter of 2006, international rental revenue and gross profit increased, compared to the first quarter of 2005, primarily due to increased rental activity in Venezuela, Mexico and Nigeria. Gross margin decreased primarily due to increased labor costs in Argentina and the interruption of operations in Nigeria. In the first quarter of 2006, violence and local unrest significantly increased in Nigeria. Because of these events, we are negotiating with our customer regarding the requirement to pay rent during this period and therefore did not recognize approximately $1.2 million in revenues from March 2006 rents.
Parts, Service and Used Equipment
(in thousands)

	Three Months Ended
	March 31,		Increase
	2006	2005	(Decrease)
Revenue	$49,271	$33,437	47%
Operating expense	41,062	25,060	64%

Gross profit	$8,209	$8,377	(2)%
Gross margin	17%	25%	(8)%
Parts, service and used equipment revenue for the quarter ended March 31, 2006 were higher than the quarter ended March 31, 2005 primarily due to an increase in parts and service revenues in the U.S. Gross profit and gross margin were lower in the first quarter of 2006 primarily due to reduced margins on installations sales. Parts, service and used equipment revenue includes two business components: (1) parts and service and (2) used rental equipment and installation sales. For the quarter ended March 31, 2006, parts and service revenue was $42.9 million with a gross margin of 26%, compared to $31.2 million and 26%, respectively, for the quarter ended March 31, 2005. Used rental equipment and installation sales revenue for the quarter ended March 31, 2006 was $6.4 million with a gross margin of (44%), compared to $2.3 million with a 7% gross margin for the quarter ended March 31, 2005. The decrease in margins on used rental equipment and installation sales revenue was primarily due to $3.0 million of cost overuns on installation jobs. Our used rental equipment and installation sales revenue and gross margins vary significantly from period to period and are dependent on the exercise of purchase options on rental equipment by customers and timing of the start-up of new projects by customers.
Compression and Accessory Fabrication
(in thousands)

	Three Months Ended
	March 31,		Increase
	2006	2005	(Decrease)
Revenue	$54,691	$32,524	68%
Operating expense	46,693	29,617	58%

Gross profit	$7,998	$2,907	175%
Gross margin	15%	9%	6%
For the quarter ended March 31, 2006, compression and accessory fabrication revenue, gross profit and gross margin increased primarily due to improved market conditions that also led to improved pricing and an improvement in operational efficiencies. As of March 31, 2006, we had compression fabrication backlog of $200.5 million compared to $63.9 million at March 31, 2005.

Production and Processing Equipment Fabrication
(in thousands)

	Three Months Ended
	March 31,		Increase
	2006	2005	(Decrease)
Revenue	$78,619	$89,571	(12)%
Operating expense	68,963	79,125	(13)%

Gross profit	$9,656	$10,446	(8)%
Gross margin	12%	12%	—
Production and processing equipment fabrication revenue for the quarter ended March 31, 2006 decreased over the quarter ended March 31, 2005, primarily due to the timing of projects awarded. The Company has increased its production and processing equipment backlog and expects to see improvement in revenue during the future quarters. As of March 31, 2006, we had a production and processing equipment fabrication backlog of $459.9 million compared to $206.6 million at March 31, 2005, including Belleli’s backlog of $388.2 million and $133.3 million at March 31, 2006 and 2005, respectively.
Gain on sale of business and other income
Gain on sale of business and other income for the first quarter 2006 increased to $30.2 million, compared to $0.5 million in the first quarter 2005. The increase was primarily due to a gain of $28.4 million on the sale of our U.S. amine treating business in the first quarter of 2006.
Expenses
Selling, general, and administrative expense (“SG&A”) for the first quarter of 2006 was $48.1 million, compared to $42.2 million in the first quarter of 2005. The increase in SG&A expense is primarily due to increased compensation expenses, partially as a result of our adoption of SFAS 123(R), and other costs associated with the increase in business activity. As a percentage of revenue, SG&A expense was 13% for the three months ended March 31, 2006 compared to 14% for the three months ended March 31, 2005.
Depreciation and amortization expense for the first quarter 2006 decreased to $41.7 million, compared to $45.2 million for the same period a year ago. First quarter 2006 depreciation and amortization expense decreased primarily due to reduced amortization of deferred financing costs, reduced net property, plant and equipment depreciation due to dispositions and reduced amortization related to installation costs that were fully amortized.
Debt extinguishment costs of $5.9 million relate to the call premium when Hanover repaid their 11% Zero Coupon Subordinated Notes due March 31, 2007 in the first quarter of 2006.
The decrease in our interest expense during the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, was primarily due to debt repayments since March 31, 2005.
Foreign currency translation for the first quarter 2006 was a gain of $1.5 million, compared to a loss of $0.3 million for the three months ended March 31, 2005. The increase in foreign exchange gain is primarily due to the strengthening of the Euro against the U.S. Dollar for the quarter ended March 31, 2006 as compared to the strengthening of the U.S. Dollar against the Euro for the quarter ended March 31, 2005. During the three months ended March 31, 2005, we recorded the impact of the change in the fixed exchange rate made by the Venezuelan government.

The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Argentina	$103	$(396)
Italy	(1,118)	3,195
Venezuela	(280)	(3,009)
All other countries	(202)	481

Exchange (gain) loss	$(1,497)	$271

The impact of foreign exchange on our statements of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.
Income Taxes
During the first quarter of 2006, we recorded a net tax provision of $12.7 million compared to a tax benefit of $4.2 million for the first quarter of 2005. Our effective tax rate for the first quarter of 2006 was 36%, compared to 117% for the first quarter of 2005. The change in the effective tax rate was primarily due to the change in the weight of our U.S. income (loss), including the gain on the sale of our U.S. amine treating business that was recorded in the first quarter of 2006 and tax expense of approximately $1.2 million resulting from an expected Canadian dividend, compared to total income (loss).
Due to our cumulative U.S. tax losses, we cannot reach the conclusion that it is “more likely than not” that certain of our U.S. deferred tax assets will be realized in the future. We will be required to record additional valuation allowances if these U.S. deferred tax assets increase and the “more likely than not” criteria of SFAS 109 is not met. In addition, we have provided valuation allowances for certain international jurisdictions. If we are required to record additional valuation allowances in the United States or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially compared to the statutory rate.
Cumulative Effect of Accounting Change, Net of Tax
On January 1, 2006, we recorded the cumulative effect of change in accounting related to our adoption of SFAS 123(R) of $0.4 million (net of tax of $0) which relates to the requirement to estimate forfeitures on restricted stock awards.
LIQUIDITY AND CAPITAL RESOURCES
Our unrestricted cash balance was $49.2 million at March 31, 2006 compared to $48.2 million at December 31, 2005. Working capital increased to $388.6 million at March 31, 2006 from $363.3 million at December 31, 2005. The increase in working capital was primarily attributable to an increase in accounts receivable and inventory, partially offset by an increase in advanced billings.
Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the table below (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net cash provided by (used in) continuing operations:
Operating activities	$(72,004)	$11,113
Investing activities	(1,315)	(24,069)
Financing activities	74,355	13,140
Effect of exchange rate changes on cash and cash equivalents	(20)	(610)
Net cash (used in) provided by discontinued operations	(92)	(63)

Net change in cash and cash equivalents	$924	$(489)

The decrease in cash provided by operating activities for the first quarter of 2006 as compared to the first quarter of 2005 was primarily due to the payment of accreted interest from August 31, 2001 to March 31, 2006 on our note to our general partner that has the same general terms as Hanover’s 11% Zero Coupon Subordinated Notes. The accreted interest has previously been included in the outstanding balance of our note to our general partner that has the same general terms as Hanover’s 11% Zero Coupon Subordinated Notes.

The decrease in cash used in investing activities during the first quarter of 2006 as compared to the first quarter of 2005 was primarily attributable to proceeds received from the sale of our amine treating business in the first quarter of 2006, which was partially offset by an increase in capital expenditures during the first quarter of 2006.
Cash provided by financing activities increased for the quarter ended 2006 as compared to the quarter ended 2005 primarily due to the use of our bank credit facility for a portion of the redemption of our note to our general partner that has the same general terms as Hanover’s 11% Zero Coupon Subordinated Notes including the payment of accreted interest.
We may carry out new customer projects through rental fleet additions and other related capital expenditures. We generally invest funds necessary to make these rental fleet additions when our idle equipment cannot economically fulfill a project’s requirements and the new equipment expenditure is matched with long-term contracts whose expected economic terms exceed our return on capital targets. We currently plan to spend approximately $175 million to $225 million on net capital expenditures during 2006 including (1) rental equipment fleet additions and (2) approximately $60 million to $70 million on equipment maintenance capital. Projected maintenance capital for 2006 includes the cost of our program to refurbish approximately 200,000 horsepower of idle U.S. compression equipment. Subsequent to December 31, 2005, there have been no other significant changes to our obligations to make future payments under existing contracts.
Historically, we have funded our capital requirements with a combination of internally generated cash flow, borrowings under a bank credit facility, sale leaseback transactions, capital contributions and advances from Hanover and issuing long-term debt.
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
In March 2006, Hanover completed a public offering of $150 million aggregate principal amount of 7 1/2% Senior Notes due 2013, which we have guaranteed on a senior subordinated basis. Hanover used the net proceeds from the offering of $146.6 million, together with borrowings under our bank credit facility, to redeem Hanover’s 11% Zero Coupon Subordinated Notes due March 31, 2007. In connection with the redemption, we expensed $5.9 million related to call premium. Hanover paid approximately $242 million to redeem its 11% Zero Coupon Subordinated Notes, including the call premium. The offering and sale of the Senior Notes were made pursuant to an automatic shelf registration statement on Form S-3 filed with the Securities and Exchange Commission. Hanover may redeem up to 35% of its 2013 Senior Notes using the proceeds of certain equity offerings completed before April 15, 2009 at a redemption price of 107.5% of the principal amount, plus accrued and unpaid interest to the redemption date. In addition, Hanover may redeem some or all of the 2013 Senior Notes at any time on or after April 15, 2010 at certain redemption prices together with accrued interest, if any, to the date of redemption.
Our bank credit facility provides for a $450 million revolving credit in which U.S. dollar-denominated advances bear interest at our option, at (a) the greater of the Administrative Agent’s prime rate or the federal funds effective rate plus 0.50% (“ABR”), or (b) the eurodollar rate (“LIBOR”), in each case plus an applicable margin ranging from 0.375% to 1.5%, with respect to ABR loans, and 1.375% to 2.5%, with respect to LIBOR loans, in each case depending on Hanover’s consolidated leverage ratio. Euro-denominated advances bear interest at the eurocurrency rate, plus an applicable margin ranging from 1.375% to 2.5%, depending on Hanover’s consolidated leverage ratio. A commitment fee ranging from 0.375% to 0.5%, depending on Hanover’s consolidated leverage ratio, times the average daily amount of the available commitment under the bank credit facility is payable quarterly to the lenders participating in the bank credit facility.
As of March 31, 2006, HCLP and Hanover were in compliance with all covenants and other requirements set forth in our bank credit facility, the indentures and agreements related to our compression equipment lease obligations and the indentures and agreements relating to our other long-term debt. While there is no assurance, we believe based on our current projections for 2006 that HCLP and Hanover will be in compliance with the financial covenants in these agreements. A default under our bank credit facility or a default under certain of the various indentures and agreements would in some situations trigger cross-default provisions under our bank credit facilities or the indentures and agreements relating to certain of our other debt obligations. Such defaults would have a material adverse effect on our liquidity, financial position and operations.
As of March 31, 2006, we had $129.5 million of outstanding borrowings and $132.8 million of outstanding letters of credit under our bank credit facility, resulting in $187.7 million of additional capacity under such bank credit facility at March 31, 2006. We expect that our bank credit facility and cash flow from operations will provide us adequate capital resources to fund our estimated level of capital expenditures for the short term. Our bank credit facility permits us to incur indebtedness, subject to covenant limitations, up to a $450 million credit limit, plus, in addition to certain other indebtedness, an additional (a) $50 million in unsecured indebtedness, (b) $100 million of indebtedness of international subsidiaries and (c) $35 million of secured purchase money indebtedness.
While all of the agreements related to our long-term debt do not contain the same financial covenants, the indentures and the agreements related to our compression equipment lease obligations for our 2001A and 2001B sale leaseback transactions, Hanover’s 8.625% Senior Notes due 2010, Hanover’s 7 1/2% Senior Notes due 2013 and Hanover’s 9% Senior Notes due 2014 permit us at a minimum (1) to incur indebtedness, at any time, of up to $400 million under our bank credit facility, plus an additional $75 million in unsecured indebtedness, (2) to incur additional indebtedness, including further secured debt under our bank credit facility, so long as, after incurring such indebtedness, Hanover’s ratio of the sum of consolidated net income before interest expense, income taxes, depreciation expense, amortization of intangibles, certain other non-cash charges and rental expense to total fixed charges (all as defined and adjusted by the agreements governing such obligations), or Hanover’s “coverage ratio,” is greater than 2.25 to 1.0, and no default or event of default has occurred or would occur as a consequence of incurring such additional indebtedness and the application of the proceeds thereof and (3) to incur certain purchase money and similar obligations. The indentures and agreements for our 2001A and 2001B compression equipment lease obligations, Hanover’s 8.625% Senior Notes due 2010, Hanover’s 7 1/2% Senior Notes due 2013 and Hanover’s 9% Senior Notes due 2014 define indebtedness to include the present value of our rental obligations under sale leaseback transactions and under facilities similar to our compression equipment operating leases. As of March 31, 2006, Hanover’s coverage ratio exceeded 2.25 to 1.0 and therefore as of such date it would allow us to incur a limited amount of indebtedness in addition to our bank credit facility and the additional $75 million in unsecured indebtedness and certain other permitted indebtedness, including certain refinancing of indebtedness allowed by such bank credit facility.

As of March 31, 2006, Hanover’s credit ratings as assigned by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) were:

Standard
	Moody’s	& Poor’s
Outlook	Positive	Stable
Senior implied rating	B1	BB-
Liquidity rating	SGL-3	—
2001A equipment lease notes, interest at 8.5%, due September 2008	B2	B+
2001B equipment lease notes, interest at 8.8%, due September 2011	B2	B+
4.75% convertible senior notes due 2008	B3	B
4.75% convertible senior notes due 2014	B3	B
8.625% senior notes due 2010	B3	B
9.0% senior notes due 2014	B3	B
7 1/2% senior notes due 2013	B3	B
7.25% convertible subordinated notes due 2029*	Caa1	B-

*	Rating is on the Mandatorily Redeemable Convertible Preferred Securities issued by Hanover Compressor Capital Trust, a trust sponsored by Hanover.
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
In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our note to our general partner that has the same general terms as Hanover’s 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we receive fixed payments and make floating payments, result in the conversion of the hedged obligation into floating rate debt. For derivative instruments designated as fair value hedges, the gain or loss is recognized in earnings in the period of change together with the gain or loss on the hedged item attributable to the risk being hedged. The following table summarizes, by individual hedge instrument, these interest rate swaps as of March 31, 2006 (dollars in thousands):

				Fair Value of
				Swap at
		Fixed Rate to be	Notional	March 31,
Floating Rate to be Paid	Maturity Date	Received	Amount	2006
Six Month LIBOR +4.72%	December 15, 2010	8.625%	$100,000	$(6,306)
Six Month LIBOR +4.64%	December 15, 2010	8.625%	$100,000	$(6,063)
As of March 31, 2006, a total of approximately $2.0 million in accrued liabilities, $10.4 million in long-term liabilities and a $12.4 million reduction of debt due to our general partner was recorded with respect to the fair value adjustment related to these two swaps. We estimate the effective floating rate, which is determined in arrears pursuant to the terms of the swap, to be paid at the time of settlement. As of March 31, 2006, we estimated that the effective rate for the six-month period ending in June 2006 would be approximately 10.0%.

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
For the quarter ended March 31, 2006, our Argentine operations represented approximately 4% of our revenue and 6% of our gross profit. For the quarter ended March 31, 2006, our Venezuelan operations represented approximately 9% of our revenue and 15% of our gross profit. At March 31, 2006, we had approximately $14.5 million and $24.9 million in accounts receivable related to our Argentine and Venezuelan operations, respectively.
The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected which could result in reductions in our net income.
Foreign currency translation for the first quarter 2006 was a gain of $1.5 million, compared to a loss of $0.3 million for the three months ended March 31, 2005. The increase in foreign exchange gain is primarily due to the strengthening of the Euro against the U.S. Dollar for the quarter ended March 31, 2006 as compared to the strengthening of the U.S. Dollar against the Euro for the quarter ended March 31, 2005. During the three months ended March 31, 2005, we recorded the impact of the change in the fixed exchange rate made by the Venezuelan government.
The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Argentina	$103	$(396)
Italy	(1,118)	3,195
Venezuela	(280)	(3,009)
All other countries	(202)	481

Exchange (gain) loss	$(1,497)	$271

The impact of foreign exchange on our statements of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.
We are involved in a project called the Cawthorne Channel Project in which we operate barge-mounted gas compression and gas processing facilities stationed in a Nigerian coastal waterway as part of the performance of a contract between an affiliate of The Royal/ Dutch Group (“Shell”) and Global Gas and Refining Ltd., a Nigerian entity, (“Global”). We completed the building of the required barge-mounted facilities and the project was declared commercial on November 15, 2005. The contract runs for a ten-year period which commenced when the project was declared commercial, subject to a purchase option that is exercisable for the remainder of the term of the contract. Under the terms of a series of contracts between Global and Hanover, Shell, and several other counterparties, respectively, Global is responsible for the overall project.
In the first quarter of 2006, violence and local unrest significantly increased in Nigeria. We were notified on February 24, 2006 that as a result of the recent events, Global declared Force Majeure with respect to the Cawthorne Channel Project. We have notified Global that we dispute their declaration of Force Majeure and that we believe it does not relieve Global’s obligations to make monthly rental payments or monthly operations and maintenance fee payments to Hanover under the contract. Due to the uncertainty about the ultimate collection, we did not recognize approximately $1.2 million in revenues for March 2006 rents. We are in the process of bringing the Cawthorne Channel Project back online. In light of this notification by Global, as well as the political environment in Nigeria, Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project and other factors, there is no assurance that Global will comply with its obligations under these contracts.
This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks including risks arising from the recent increase in violence and local unrest could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may realize from our investments in Nigeria. If Shell were to terminate its contract with Global for any reason or if we were to terminate our involvement in the project, we would be required to find an alternative use for the barge facility which could result in a write-down of our investment. At March 31, 2006, we had an investment of approximately $69.7 million in projects in Nigeria, a majority of which is related to the Cawthorne Channel Project (including $11.1 million in advances to and receivables from Global).
NEW ACCOUNTING PRONOUNCEMENTS
In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2004. On November 7, 2003, the FASB issued Staff Position 150-3 that delayed the effective date for certain types of financial instruments. We do not believe the adoption of the guidance currently provided in SFAS 150 will have a material effect on our consolidated results of operations or cash flow. However, we may be required to classify as debt approximately $11.9 million in sale leaseback obligations that, as of March 31, 2006, were reported as “Minority interest” on our consolidated balance sheet pursuant to FIN 46.
These minority interest obligations represent the equity of the entities that lease compression equipment to us. In accordance with the provisions of our compression equipment lease obligations, the equity certificate holders are entitled to quarterly or semi-annual yield payments on the aggregate outstanding equity certificates. As of March 31, 2006, the yield rates on the outstanding equity certificates ranged from 12.8% to 13.2%. Equity certificate holders may receive a return of capital payment upon termination of the lease or our purchase of the leased compression equipment after full payment of all debt obligations of the entities that lease compression equipment to us. At March 31, 2006, the carrying value of the minority interest obligations approximated the fair market value of assets that would be required to be transferred to redeem the minority interest obligations.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on our consolidated results of operations, cash flows or financial position.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123(R) would be changed to the first annual reporting period that begins after June 15, 2005. The adoption of SFAS 123(R) did not have a material impact on our financial position or cash flows, but impacted our results of operations. See Note 2 for a discussion of the impact of the adoption of SFAS 123(R).
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
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application for reporting a change in accounting principle in the absence of explicit transition requirements specific to newly adopted accounting principles, unless impracticable. Corrections of errors will continue to be reported under SFAS 154 by restating prior periods as of the beginning of the first period presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated results of operations, cash flows or financial position.
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluation the provisions of SFAS 155 and do not believe that our adoption will have a material impact on our consolidated results of operations, cash flows or financial position.

Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2006. Based on the evaluation, our principal executive officer and principal financial officer believe that our disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to assure that the information has been properly recorded, processed, summarized and reported and to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during our first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 6: Exhibits
(a) Exhibits

4.1	Fourth Supplemental Indenture, dated as of March 31, 2006, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Hanover Compressor Company on March 31, 2006).

4.2	Form of Note for the 7 1/2% Senior Notes due 2013 (included in Exhibit 4.1).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER COMPRESSION LIMITED PARTNERSHIP

Date: May 11, 2006

By:	/s/ JOHN E. JACKSON
John E. Jackson
President and Chief Executive Officer

Date: May 11, 2006

By:	/s/ LEE E. BECKELMAN
Lee E. Beckelman
Vice President and Chief Financial Officer

EXHIBIT INDEX

4.1	Fourth Supplemental Indenture, dated as of March 31, 2006, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Hanover Compressor Company on March 31, 2006).

4.2	Form of Note for the 7 1/2% Senior Notes due 2013 (included in Exhibit 4.1).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.

**	Furnished herewith.