Form 10-K/A
period 2005-12-31
HANOVER COMPRESSION LP
filed 2006-06-12
CIK 1163675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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

Item 15. Exhibits, Financial Statement Schedule	3
Consent of PricewaterhouseCoopers LLP
Consent of Ernst & Young LLP
Consent of Ernst & Young LLP
Certificate of CEO Pursuant to Rule 13a-14(a)
Certificate of CFO Pursuant to Rule 13a-14(a)
Certificate of CEO Pursuant to Section 1350
Certificate of CFO Pursuant to Section 1350
Financial Statements - December 31, 2005
Financial Statements - December 31, 2005
Financial Statements - December 31, 2004
Financial Statements - December 31, 2004

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A for the year ended December 31, 2005 of Hanover Compression Limited Partnership (“the Company”) is being filed for the purpose of providing exhibits 99.4 and 99.5, the audited financial statements of WilPro Energy Services (PIGAP II) Limited (“PIGAP II”) and WilPro Energy Services (El Furrial) Limited (“El Furrial”) for the year ended December 31, 2005, as required by Rule 3-09 of Regulation S-X. Otherwise, this amendment does not update or modify in any way the financial position, results of operations, cash flows or the disclosures in the Company’s annual report on Form 10-K for the year ended December 31, 2005, and does not reflect events occurring after the original filing date.
     The consent of PricewaterhouseCoopers LLP, our independent auditors, is filed as exhibit 23.1 attached hereto. The consents of Ernst & Young LLP, independent auditors for PIGAP II and El Furrial, are filed as exhibits 23.2 and 23.3 attached hereto.
Item 15. Exhibits, Financial Statement Schedule
     (a) The following documents are filed as part of this report or incorporated herein by reference:
1.	The consolidated financial statements of the Company listed on page 39 of our Form 10-K incorporated herein by reference.

2.	The financial schedule on page 9 of this report.

3.	The exhibits of the Company listed below.
     Exhibits

Exhibit
Number	Description
3.1	Certificate of Limited Partnership of Hanover Compression Limited Partnership, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (Registration No. 333-75814).

3.2	Certificate of Amendment to Certificate of Limited Partnership of Hanover Compression Limited Partnership, dated as of January 2, 2001, incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (Registration No. 333-75814).

3.3	Certificate of Amendment to Certificate of Limited Partnership of Hanover Compression Limited Partnership, dated as of August 20, 2001, incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 (Registration No. 333-75814).

3.4	Limited Partnership Agreement of Hanover Compression Limited Partnership, dated December 8, 2000, by and among Hanover LLC 3, LLC, a Delaware limited liability company, as general partner, and Hanover Compression Limited Holdings, LLC, a Delaware limited liability company, as limited partner, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.5	Amendment to the Limited Partnership Agreement of Hanover Compression Limited Partnership, dated December 29, 2000, by and among Hanover Compression General Holdings, LLC, a Delaware limited liability company, as general partner, and Hanover Compression Limited Holdings, LLC, a Delaware limited liability company, as limited partner, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.6	Amendment to the Limited Partnership Agreement of Hanover Compression Limited Partnership, dated December 30, 2002, by and among Hanover Compression General Holdings, LLC, a Delaware limited liability company, as general partner, and Hanover HL, LLC, a Delaware limited liability company, as limited partner, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.1	Form of Hanover Compressor Capital Trust 7 1/4% Convertible Preferred Securities, incorporated by reference to Exhibit 4.8 to Hanover’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.

4.2	Indenture for the Convertible Junior Subordinated Debentures due 2029, dated as of December 15, 1999, among Hanover, as issuer, and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.6 to Hanover’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.

Exhibit
Number	Description
4.3	Form of Hanover Compressor Company Convertible Subordinated Junior Debentures due 2029, incorporated by reference to Exhibit 4.9 to Hanover’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.

4.4	Indenture for the 4.75% Convertible Senior Notes due 2008, dated as of March 15, 2001, between Hanover and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.7 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.5	Form of 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 4.8 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.6	Indenture for the 8.50% Senior Secured Notes due 2008, dated as of August 30, 2001, among the 2001A Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.69 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.7	Form of 8.50% Senior Secured Notes due 2008, incorporated by reference to Exhibit 4.10 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.8	Indenture for the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among the 2001B Trust, as issuer, Hanover Compression Limited Partnership and certain subsidiaries, as guarantors, and Wilmington Trust FSB, as Trustee, incorporated by reference to Exhibit 10.75 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.9	Form of 8.75% Senior Secured Notes due 2011, incorporated by reference to Exhibit 4.12 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.10	Indenture for the Zero Coupon Subordinated Notes due March 31, 2007, dated as of May 14, 2003, between Hanover and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Hanover’s Registration Statement (File No. 333-106384) on Form S-3, as filed with the SEC on June 23, 2003.

4.11	Form of Zero Coupon Subordinated Notes due March 31, 2007, incorporated by reference to Exhibit 4.14 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.12	Senior Indenture, dated as of December 15, 2003, among Hanover, Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Hanover’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.

4.13	First Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 8.625% Senior Notes due 2010, dated as of December 15, 2003, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to Hanover’s Registration Statement on Form 8-A, as filed with the SEC on December 15, 2003.

4.14	Form of 8.625% Senior Notes due 2010, incorporated by reference to Exhibit 4.17 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.15	Second Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 4.75% Convertible Senior Notes due 2014, dated as of December 15, 2003, between Hanover and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.4 to Hanover’s Current Report on Form 8-K, as filed with the SEC on December 16, 2003.

4.16	Form of 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.19 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.17	Third Supplemental Indenture to the Senior Indenture dated as of December 15, 2003, relating to the 9.0% Senior Notes due 2014, dated as of June 1, 2004, among Hanover Compressor Company, Hanover Compression Limited Partnership and Wachovia Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.

Exhibit
Number	Description
4.18	Form of 9% Senior Notes due 2014, incorporated by reference to Exhibit 4.3 to the Registration Statement of Hanover Compressor Company and Hanover Compression Limited Partnership on Form 8-A under the Securities Act of 1934, as filed on June 2, 2004.

10.1	Stipulation and Agreement of Settlement, dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.2	PIGAP Settlement Agreement, dated as of May 14, 2003, by and among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., Hanover and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.2 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.3	Credit Agreement, dated as of November 21, 2005, among Hanover, Hanover Compression Limited Partnership, The Royal Bank of Scotland plc as Syndication Agent, JPMorgan Chase Bank, N.A. as Administrative Agent, and the several lenders parties thereto, incorporated by reference to Exhibit 10.3 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.4	Guarantee and Collateral Agreement, dated as of November 21, 2005, among Hanover, Hanover Compression Limited Partnership and certain of their subsidiaries in favor of JPMorgan Chase Bank, N.A. as Collateral Agent, incorporated by reference to Exhibit 10.4 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.5	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001A (the “2001A Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.64 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.6	Guarantee, dated as of August 31, 2001, made by Hanover, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.65 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.7	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001A Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.66 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.8	Security Agreement, dated as of August 31, 2001, made by the 2001A Trust in favor of Wilmington Trust FSB as collateral agent, incorporated by reference to Exhibit 10.67 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.9	Assignment of Leases, Rents and Guarantee from the 2001A Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.68 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.10	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001B (the “2001B Trust”) and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.70 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.11	Guarantee, dated as of August 31, 2001, made by Hanover, Hanover Compression Limited Partnership, and certain subsidiaries, incorporated by reference to Exhibit 10.71 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.12	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, the 2001B Trust, and General Electric Capital Corporation, incorporated by reference to Exhibit 10.72 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.13	Security Agreement, dated as of August 31, 2001, made by the 2001B Trust in favor of Wilmington Trust FSB as collateral agent, incorporated by reference to Exhibit 10.73 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.14	Assignment of Leases, Rents and Guarantee from the 2001B Trust to Wilmington Trust FSB, dated as of August 31, 2001, incorporated by reference to Exhibit 10.74 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit
Number	Description
10.15	Amended and Restated Declaration of Trust of Hanover Compressor Capital Trust, dated as of December 15, 1999, among Hanover, as sponsor, Wilmington Trust Company, as property trustee, and Richard S. Meller, William S. Goldberg and Curtis A. Bedrich, as administrative trustees, incorporated by reference to Exhibit 4.5 to Hanover’s Registration Statement (File No. 333-30344) on Form S-3 filed with the SEC on February 14, 2000.

10.16	Preferred Securities Guarantee Agreement, dated as of December 15, 1999, between Hanover, as guarantor, and Wilmington Trust Company, as guarantee trustee, incorporated by reference to Exhibit 4.10 to Hanover’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.

10.17	Common Securities Guarantee Agreement, dated as of December 15, 1999, by Hanover, as guarantor, for the benefit of the holders of common securities of Hanover Compressor Capital Trust, incorporated by reference to Exhibit 4.11 to Hanover’s Registration Statement (File No. 333-30344) on Form S-3 as filed with the SEC on February 14, 2000.

10.18	Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., Hanover and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 10.63 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.19	Schedule 1.2(c) to Purchase Agreement, dated June 28, 2001, among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Limited, Schlumberger Surenco S.A., Camco International Inc., Hanover and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.1 to Hanover’s Current Report on Form 8-K filed with the SEC on February 6, 2003.

10.20	Amendment No. 1, dated as of August 31, 2001, to Purchase Agreement among Schlumberger Technology Corporation, Schlumberger Oilfield Holdings Ltd., Schlumberger Surenco S.A., Camco International Inc., Hanover and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.3 to Hanover’s Current Report on Form 8-K filed with the SEC on September 14, 2001.

10.21	Amendment No. 2, dated as of July 8, 2005 to Purchase Agreement by and among Hanover, Hanover Compression Limited Partnership and Schlumberger Technology Corporation, for itself and as successor in interest to Camco International Inc., Schlumberger Surenco S.A. and Schlumberger Oilfield Holdings Ltd., incorporated by reference to Exhibit 10.1 to Hanover’s Current Report on Form 8-K filed with the SEC on July 13, 2005.

10.22	Most Favored Supplier and Alliance Agreement, dated August 31, 2001, among Schlumberger Oilfield Holdings Limited, Schlumberger Technology Corporation and Hanover Compression Limited Partnership, incorporated by reference to Exhibit 99.4 to Hanover’s Current Report on Form 8-K filed with the SEC on September 14, 2001.

10.23	Agreement by and among SJMB, L.P., Charles Underbrink, John L. Thompson, Belleli Energy S.r.l. and Hanover Compressor Company and certain of its subsidiaries dated September 20, 2002, incorporated by reference to Exhibit 10.62 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.24	Hanover Compressor Company Stock Compensation Plan, incorporated by reference to Exhibit 10.63 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.††

10.25	Hanover Compressor Company Senior Executive Stock Option Plan, incorporated by reference to Exhibit 10.4 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.26	Hanover Compressor Company 1993 Management Stock Option Plan, incorporated by reference to Exhibit 10.5 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.27	Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.6 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.

10.28	Amendment and Restatement of the Hanover Compressor Company Incentive Option Plan, incorporated by reference to Exhibit 10.7 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.29	Hanover Compressor Company 1995 Employee Stock Option Plan, incorporated by reference to Exhibit 10.8 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.30	Hanover Compressor Company 1995 Management Stock Option Plan, incorporated by reference to Exhibit 10.9 to

Exhibit
Number	Description
Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.31	Form of Stock Option Agreement for DeVille and Mcneil, incorporated by reference to Exhibit 10.70 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.32	Form of Stock Option Agreements for Wind Bros, incorporated by reference to Exhibit 10.71 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.33	Hanover Compressor Company 1996 Employee Stock Option Plan, incorporated by reference to Exhibit 10.10 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.34	Hanover Compressor Company 1997 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.23 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.35	1997 Stock Purchase Plan, incorporated by reference to Exhibit 10.24 to Hanover’s Registration Statement (File No. 333-24953) on Form S-1, as amended.††

10.36	Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.7 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.37	First Amendment to the Hanover Compressor Company 1998 Stock Option Plan, incorporated by reference to Exhibit 10.2 to Hanover’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††

10.38	Hanover Compressor Company December 9, 1998 Stock Option Plan, incorporated by reference to Exhibit 10.33 to Hanover’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.††

10.39	Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 4.1 to Hanover’s Registration Statement (File No. 333-32092) on Form S-8 filed with the SEC on March 10, 2000.††

10.40	First Amendment to the Hanover Compressor Company 1999 Stock Option Plan, incorporated by reference to Exhibit 10.3 to Hanover’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††

10.41	Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to Hanover’s Registration Statement (File No. 333-73904) on Form S-8 filed with the SEC on November 21, 2001.††

10.42	First Amendment to the Hanover Compressor Company 2001 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to Hanover’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††

10.43	Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to Hanover’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 15, 2003.††

10.44	First Amendment to the Hanover Compressor Company 2003 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to Hanover’s Current Report on Form 8-K filed with the SEC on July 13, 2005.††

10.45	Employment Letter with Peter Schreck, dated August 22, 2000, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††

10.46	Employment Letter with Stephen York, dated March 6, 2002, incorporated by reference to Exhibit 10.2 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.††

10.47	Promissory Note and Indenture dated April 21, 2004 relating to $6,650,000 payable to Milberg, Weiss, Bershad, Hynes & Lerach LLP as Escrow Agent with respect to the settlement fund as defined in that certain Stipulation and Agreement and Settlement dated as of October 23, 2003, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.48	Employment Letter with Gary M. Wilson dated April 9, 2004, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.††

10.49	Employment Letter with John E. Jackson dated October 5, 2004, incorporated by reference to Exhibit 10.1 to Hanover’s Current Report on Form 8-K, as filed with the SEC on October 6, 2004.††

10.50	Change of Control and Severance Agreement dated July 29, 2005 between John E. Jackson and Hanover,

Exhibit
Number	Description
incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.††

10.51	Employment Letter with Lee E. Beckelman dated January 31, 2005, incorporated by reference to Exhibit 10.1 to Hanover’s Current Report on Form 8-K, as filed with the SEC on February 1, 2005.††

10.52	Employment Letter with Anita H. Colglazier dated April 4, 2002 with explanatory note, incorporated by reference to Exhibit 10.61 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2005. ††

10.53	Letter to Brian Matusek regarding employment terms, incorporated by reference to Exhibit 10.1 to Hanover’s Current Report on Form 8-K filed with the SEC on April 18, 2005. ††

10.54	Employment Letter with Norrie Mckay effective as of May 16, 2005, incorporated by reference to Exhibit 10.1 to Hanover’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.††

10.55	Form of Change of Control Agreement dated July 29, 2005 between Hanover and each of Messrs. Lee E. Beckelman, Brian A. Matusek, Gary M. Wilson, Steven W. Muck, Norman A. Mckay, Stephen P. York and Peter G. Schreck and Ms. Anita H. Colglazier, incorporated by reference to Exhibit 10.2 to Hanover’s Quarterly Report on Form 10-Q For the quarter ended June 30, 2005.††

14.1	P.R.I.D.E. in Performance — Hanover’s Guide to Ethical Business Conduct (the “Code of Ethics”), incorporated by reference to Exhibit 14.1 to Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003.

14.2	Amendment to the Code of Ethics, incorporated by reference to Exhibit 14.1 to Hanover’s Current Report on Form 8-K, as filed with the SEC on January 20, 2005.

23.1	Consent of PricewaterhouseCoopers LLP.**

23.2	Consent of Ernst & Young LLP.**

23.3	Consent of Ernst & Young LLP.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Letter from GKH partners regarding wind-up of GKH Investments, L.P. and GKH Private Limited, dated October 15, 2001, incorporated by reference to Exhibit 99.1 to Hanover’s Current Report on Form 8-K filed with the SEC on October 18, 2001.

99.2	Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of Hanover, dated November 12, 2002, incorporated by reference to Exhibit 99.1 to Hanover’s Current Report on Form 8-K filed with the SEC on November 15, 2002.

99.3	Letter from GKH Partners, L.P. to Mark S. Berg, Senior Vice President and General Counsel of Hanover, dated March 11, 2004, incorporated by reference to Exhibit 99.1 to Hanover’s Current Report on Form 8-K filed with the SEC on March 12, 2004.

99.4	Financial Statements of WilPro Energy Services (PIGAP II) Limited for the fiscal year ended December 31, 2005.**

99.5	Financial Statements of WilPro Energy Services (El Furrial) Limited for the fiscal year ended December 31, 2005.**

99.6	Financial Statements of WilPro Energy Services (PIGAP II) Limited for the fiscal year ended December 31, 2004.**

99.7	Financial Statements of WilPro Energy Services (El Furrial) Limited for the fiscal year ended December 31, 2004.**

*	Filed on March 15, 2006 as an exhibit to the Registrant’s Annual Report on From 10-K for the fiscal year ended December 31, 2005.

**	Filed herewith

††	Management contract or compensatory plan or arrangement

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

Hanover Compression Limited Partnership

By: /s/ John E. Jackson

John E. Jackson
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 12, 2006

Exhibit Index

Exhibit
Number	Description
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Ernst & Young LLP.
23.3	Consent of Ernst & Young LLP.
31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4	Financial Statements of WilPro Energy Services (PIGAP II) Limited for the fiscal year ended December 31, 2005.
99.5	Financial Statements of WilPro Energy Services (El Furrial) Limited for the fiscal year ended December 31, 2005.
99.6	Financial Statements of WilPro Energy Services (PIGAP II) Limited for the fiscal year ended December 31, 2004.
99.7	Financial Statements of WilPro Energy Services (El Furrial) Limited for the fiscal year ended December 31, 2004.